Form 10-Q
period 1999-03-31
NTL INC/NY/
filed 1999-05-17
CIK 1083198

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

Commission File No.                  0-25691
                   -------------------------------------------------------------

                                NTL INCORPORATED
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                      13-4051921
         --------                                      ----------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

110 East 59th Street, New York, New York                 10022
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

                                 (212) 906-8440
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

The number of shares outstanding of the issuer's common stock as of March 31, 1999 was 73,401,941.

                        NTL Incorporated and Subsidiaries

                                      Index

PART I.  FINANCIAL INFORMATION                                      Page
                                                                    ----

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets-

         March 31, 1999 and December 31, 1998 ....................    2

         Condensed Consolidated Statements of Operations-
         Three months ended March 31, 1999 and 1998 ..............    4

         Condensed Consolidated Statement of Shareholders' Equity-
         Three months ended March 31, 1999 .......................    5

         Condensed Consolidated Statements of Cash Flows-
         Three months ended March 31, 1999 and 1998 ..............    7

         Notes to Condensed Consolidated Financial Statements ....    8

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition .......................  16

Item 3.  Quantitative and Qualitative Disclosure about Market Risk   27

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K .........................  28

SIGNATURES ........................................................  29

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        NTL Incorporated and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                  March 31,        December 31,
                                                    1999              1998
                                              --------------------------------
                                                (unaudited)        (see note)
Assets
Current assets:
  Cash and cash equivalents                   $1,031,874,000    $  736,265,000
  Marketable securities                          367,766,000       260,631,000
  Accounts receivable--trade, less
   allowance for doubtful accounts of
   $49,752,000 (1999) and $38,475,000
   (1998) and                                    167,629,000       152,356,000
  Other                                           98,572,000        55,248,000
                                              --------------------------------
Total current assets                           1,665,841,000     1,204,500,000

Fixed assets, net                              4,688,167,000     3,854,430,000
Intangible assets, net                         1,986,306,000       725,028,000
Investment in Cable London PLC, net of
  accumulated amortization of $7,510,000
  (1999) and $3,093,000 (1998)                   215,629,000       229,093,000
Other assets, net of accumulated
  amortization of $34,219,000 (1999)
  and $56,264,000 (1998)                         254,528,000       181,046,000
                                              --------------------------------
Total assets                                  $8,810,471,000    $6,194,097,000
                                              ================================

                        NTL Incorporated and Subsidiaries
                Condensed Consolidated Balance Sheets - continued


                                                   March 31,      December 31,
                                                     1999             1998
                                              ----------------------------------
                                                (unaudited)         (see note)
Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                            $   216,890,000    $   167,079,000
  Accrued expenses and other                      268,212,000        221,070,000
  Accrued construction costs                       66,015,000         88,033,000
  Interest payable                                 22,864,000         34,258,000
  Deferred revenue                                 66,556,000         69,820,000
  Current portion of long-term debt                26,599,000         23,691,000
                                              ----------------------------------
Total current liabilities                         667,136,000        603,951,000

Long-term debt                                  6,457,732,000      5,043,803,000
Commitments and contingent liabilities
Deferred income taxes                              65,122,000         67,062,000
Senior redeemable exchangeable preferred
  stock - $.01 par value, plus accreted
  dividends; liquidation preference
  $129,000,000; less unamortized discount
  of $3,056,000 (1999) and $3,133,000
  (1998); issued and outstanding 129,000
  (1999) and 125,000 (1998) shares                128,340,000        124,127,000

Shareholders' equity:
  Series preferred stock - $.01 par
   value; authorized 10,000,000 shares:
     Series A - liquidation preference
       $131,860,000; issued and
       outstanding 125,000 (1999) and
       125,000 (1998) shares
     Series B - liquidation preference                  2,000              2,000
       $53,624,000; issued and
       outstanding 52,000 (1999) and
       52,000 (1998) shares                                --                 --
     Convertible Series A - liquidation
       preference $500,000,000; issued
       and outstanding 504,000 (1999) and
       none (1998) shares                               5,000                 --
  Common stock - $.01 par value;
   authorized 400,000,000 shares; issued
   and outstanding 73,402,000 (1999) and
   60,249,000 (1998) shares                           734,000            602,000
  Additional paid-in capital                    2,982,949,000      1,501,561,000
  Accumulated other comprehensive income           (9,462,000)       104,657,000
  (Deficit)                                    (1,482,087,000)    (1,251,668,000)
                                              ----------------------------------
                                                1,492,141,000        355,154,000
                                              ----------------------------------
Total liabilities and shareholders' equity    $ 8,810,471,000    $ 6,194,097,000
                                              ==================================

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

See accompanying notes.

                        NTL Incorporated and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                      Three Months Ended
                                                          March 31
                                                ------------------------------
                                                      1999             1998
                                                ------------------------------
Revenues
Local telecommunications and television         $ 168,827,000    $  61,584,000
National and international telecommunications     105,730,000       51,012,000
Broadcast transmission and other                   38,824,000       33,418,000
Other telecommunications                                   --        1,778,000
                                                ------------------------------
                                                  313,381,000      147,792,000

Costs and expenses
Operating expenses                                161,544,000       77,333,000
Selling, general and administrative expenses      119,270,000       56,728,000
Franchise fees                                      6,848,000        6,195,000
Corporate expenses                                  5,252,000        3,642,000
Depreciation and amortization                     141,734,000       45,856,000
                                                ------------------------------
                                                  434,648,000      189,754,000
                                                ------------------------------
Operating (loss)                                 (121,267,000)     (41,962,000)

Other income (expense)
Interest and other income                          11,013,000        5,143,000
Interest expense                                 (130,823,000)     (58,058,000)
Foreign currency transaction gains                 10,658,000        1,205,000
                                                ------------------------------
Net (loss)                                      $(230,419,000)   $ (93,672,000)
                                                ==============================

Basic and diluted net (loss) per common share   $       (3.82)   $       (3.02)
                                                ==============================

See accompanying notes.

                        NTL Incorporated and Subsidiaries
            Condensed Consolidated Statement of Shareholders' Equity
                                   (Unaudited)

                                        Series A             Series B              Convertible
                                       Preferred            Preferred               Series A                Common Stock--
                                         Stock                Stock              Preferred Stock            $.01 Par Value
                                   Shares      Par      Shares       Par       Shares         Par         Shares         Par
                                  --------------------------------------------------------------------------------------------
Balance, December 31, 1998         125,000   $2,000     52,000       $--                                60,249,000    $602,000
Exercise of stock options                                                                                  432,000       4,000
Exercise of warrants                                                                                        15,000       1,000
Preferred stock issued for cash                                                500,000      $5,000
Warrants issued for cash
Accreted dividends on
   preferred stock                                                               4,000          --
Accretion of discount on
   preferred stock
Conversion of 7% Convertible
   Subordinated Notes                                                                                        1,000          --
Common stock issued for
   acquisition                                                                                          12,705,000     127,000
Issuance of stock options in
   connection with an acquisition
Comprehensive income:
Net loss for the three months
   ended March 31, 1999
Currency translation adjustment
        Total
                                  --------------------------------------------------------------------------------------------
Balance, March 31, 1999            125,000   $2,000     52,000       $--       504,000      $5,000      73,402,000    $734,000
                                  ============================================================================================

See accompanying notes.

                        NTL Incorporated and Subsidiaries
            Condensed Consolidated Statement of Shareholders' Equity
                             (Unaudited) - continued

                                                                                             Accumulated
                                              Additional                                        Other
                                                Paid-In              Comprehensive          Comprehensive
                                                Capital                  Loss               Income (Loss)           (Deficit)
                                           -------------------------------------------------------------------------------------
Balance, December 31, 1998                 $1,501,561,000                                     $104,657,000       $(1,251,668,000)
Exercise of stock options                      12,054,000
Exercise of warrants                              102,000
Preferred stock issued for cash               483,805,000
Warrants issued for cash                       16,190,000
Accreted dividends on
   preferred stock                             (8,644,000)
Accretion of discount on
   preferred stock                                (78,000)
Conversion of 7% Convertible
   Subordinated Notes                              50,000
Common stock issued for acquisition           971,310,000
Issuance of stock options in
   connection with an acquisition               6,599,000
Comprehensive income:
Net loss for the three months
     ended March 31, 1999                                          $(230,419,000)                                   (230,419,000)
Currency translation adjustment                                     (114,119,000)             (114,119,000)
                                                                    -------------
        Total                                                      $(344,538,000)
                                           -------------------------------------------------------------------------------------
Balance, March 31, 1999                    $2,982,949,000                                      $(9,462,000)      $(1,482,087,000)
                                           =====================================================================================

See accompanying notes.

                        NTL Incorporated and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31
                                                    ----------------------------------
                                                            1999              1998
                                                    ----------------------------------
Net cash (used in) operating activities             $    (6,594,000)   $   (16,605,000)

Investing activities
Purchase of fixed assets                               (276,126,000)       (97,945,000)
Increase in other assets                                (48,905,000)          (426,000)
Cash of subsidiary at acquisition, net of costs         233,852,000                 --
Purchase of marketable securities                      (204,914,000)       (78,481,000)
Proceeds from sales of marketable securities            101,352,000                 --
                                                    ----------------------------------
Net cash (used in) investing activities                (194,741,000)      (176,852,000)

Financing activities
Proceeds from borrowings, net of financing costs                 --      1,332,902,000
Proceeds from issuance of preferred stock and
  warrants                                              500,000,000                 --
Increase in deferred financing costs                     (1,983,000)                --
Principal payments                                               --        (65,836,000)
Proceeds from exercise of stock options and
  warrants                                               12,161,000          1,942,000
                                                    ----------------------------------
Net cash provided by financing activities               510,178,000      1,269,008,000

Effect of exchange rate changes on cash                 (13,234,000)        (4,754,000)
                                                    ----------------------------------
Increase in cash and cash equivalents                   295,609,000      1,070,797,000
Cash and cash equivalents at beginning of period        736,265,000         98,902,000
                                                    ----------------------------------
Cash and cash equivalents at end of period          $ 1,031,874,000    $ 1,169,699,000
                                                    ==================================

Supplemental disclosure of cash flow information
Cash paid during the period for interest
  exclusive of amounts capitalized                  $    49,788,000    $    20,366,000
Income taxes paid                                           376,000             19,000

Supplemental schedule of noncash financing
  activities
Accretion of dividends and discount on preferred
  stock                                             $     8,722,000    $     3,716,000
Conversion of Convertible Notes                              50,000                 --
Common stock and stock options issued for an
  acquisition                                           978,036,000                 --

See accompanying notes.

                        NTL Incorporated and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted by the Company effective January 1, 2000. The Company is evaluating the impact the adoption of SFAS No. 133 will have on its earnings and financial position.

Note B - Corporate Restructuring

Effective April 1, 1999, NTL Incorporated completed a corporate restructuring to create a holding company structure. The holding company restructuring was accomplished through a merger so that all the stockholders of NTL Incorporated at the effective time of the merger became stockholders of the new holding company, and NTL Incorporated became a subsidiary of the new holding company. The new holding company has taken the name NTL Incorporated (and together with its subsidiaries, the "Company") and the holding company's subsidiary simultaneously changed its name to NTL Communications Corp. (and together with its subsidiaries, "NTL Communications").

The formation of the holding company is part of the Company's effort to pursue opportunities outside the United Kingdom and Ireland. The first of these opportunities was through the acceptance in March 1999 by the Commonwealth of Australia of the Company's bid to own and operate the Australian National Transmission Network ("NTN"). NTN operates from over 560 tower sites and provides exclusive television and radio transmission services to Australia's national TV and radio broadcasters. In addition, NTN serves regional and community TV and radio broadcasters, and provides equipment hosting services to telecom operators and emergency service communications providers on its towers. In April 1999, a subsidiary of the Company purchased all of the shares of the entity which owns NTN for an aggregate purchase price of approximately $423 million. NTL Communications distributed $500 million to the Company, principally to finance this acquisition.

                        NTL Incorporated and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)

Note C - Sale of Preferred Stock and Warrants

In January 1999, the Company received $500 million in cash from Microsoft Corp. in exchange for 500,000 shares of the Company's 5.25% Convertible Preferred Stock, Series A and warrants to purchase 1,200,000 shares of the Company's common stock at an exercise price of $84 per share. The preferred stock is convertible into common stock at a conversion price of $100 per share. The preferred stock is redeemable 10 years from the date of issuance in cash or shares of common stock. The preferred stock may be redeemed by the Company on the earlier of seven years or the date on which the Company's common stock has traded above $120 per share for 25 consecutive trading days. Dividends are payable quarterly at the Company's option in cash, common stock or additional shares of preferred stock. The Company issued 4,000 shares of 5.25% Convertible Preferred Stock on the first dividend payment date in March 1999. The warrants expire in 2004.

Note D - Intangible Assets

Intangible assets consist of:

                                                                         March 31,        December 31,
                                                                           1999             1998
                                                                      --------------------------------
                                                                        (unaudited)
License acquisition costs, net of accumulated amortization of
   $80,673,000 (1999) and $69,202,000 (1998)                          $   226,416,000     $153,007,000
Goodwill, net of accumulated amortization of $48,837,000 (1999)
   and $32,358,000 (1998)                                               1,629,811,000      514,529,000
Customer lists, net of accumulated amortization of $7,542,000
   (1999) and $3,375,000 (1998)                                           130,079,000       57,492,000
                                                                      --------------------------------
                                                                       $1,986,306,000     $725,028,000
                                                                      ================================

The Company acquired Diamond Cable Communications plc ("Diamond") in March 1999. The Company issued an aggregate of 12,705,000 shares in exchange for each ordinary share and deferred share of Diamond at a ratio of .85 shares of the Company's common stock for four Diamond ordinary shares or one deferred share. The Company's common stock was valued at $971,437,000, the fair value on the date prior to the announcement. In addition, the Company issued options to purchase 122,000 shares of the Company's common stock to holders of Diamond options. The Company's stock options were valued at $6,599,000. The Company incurred costs of $1,831,000 in connection with the acquisition. The Company assumed Diamond's debt including five different notes with an aggregate principal amount at maturity of $1.6 billion. Diamond had offered to repurchase its outstanding notes at 101% of their accreted value or principal amount plus interest pursuant to the "change of control" provisions of the indentures. Only $102,000 principal amount of notes were tendered for which Diamond will pay $105,000.

                        NTL Incorporated and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)

Note D - Intangible Assets (continued)

The acquisition was accounted for as a purchase, and accordingly, the net assets and results of operations of Diamond have been included in the consolidated financial statements from the date of acquisition. The aggregate purchase price of $980 million exceeded the fair value of net tangible assets acquired by $1.3 billion, which was allocated as follows: $60 million to fixed assets, $78 million to customer lists, $85 million to license acquisition costs and $1.1 billion to goodwill.

In 1998, the Company completed the acquisitions of ComTel Limited and Telecential Communications, NTL (Bermuda) Limited and Eastern Group Telecoms.

The pro forma unaudited consolidated results of operations for the three months ended March 31, 1999 and 1998 assuming consummation of these acquisitions as of January 1, 1998 are as follows:

                                                       Three Months Ended
                                                            March 31
                                              ----------------------------------
                                                     1999              1998
                                              ----------------------------------
Total revenue                                 $   342,178,000    $   249,271,000
Net (loss)                                       (326,333,000)      (202,986,000)
Basic and diluted net (loss) per common share           (4.63)             (3.31)

Note E - Fixed Assets

Fixed assets consist of:

                                                 March 31,       December 31,
                                                   1999              1998
                                              ----------------------------------
                                                (unaudited)
Operating equipment                           $ 4,248,638,000    $ 3,528,973,000
Other equipment                                   515,806,000        376,518,000
Construction-in-progress                          425,123,000        369,923,000
                                              ----------------------------------
                                                5,189,567,000      4,275,414,000
Accumulated depreciation                         (501,400,000)      (420,984,000)
                                              ----------------------------------
                                              $ 4,688,167,000    $ 3,854,430,000
                                              ==================================

                        NTL Incorporated and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)

Note F - Investment in Cable London PLC

NTL Bermuda has a 50% ownership interest in Cable London PLC ("Cable London"). Cable London operates integrated cable television and telecommunications systems in the London metropolitan area. Included in the investment in Cable London as of March 31, 1999 and December 31, 1998 are loans to Cable London of (pound)28.5 million ($45.9 million) and accrued interest of (pound)9.2 million ($14.8 million) and (pound)8.6 million ($13.9 million), respectively. The loans accrue interest at a rate of 2% above the published base lending rate of Barclays Bank plc (7.50% effective rate as of March 31, 1999) and are subordinate to Cable London's revolving bank credit facility. Of these loans, (pound)21.0 million ($33.8 million) are convertible into ordinary shares of Cable London at a conversion price of (pound)2.00 per share.

In August 1998, NTL Bermuda and Telewest Communications plc ("Telewest") entered into an agreement to rationalize their joint ownership of Cable London pursuant to an agreed procedure (the "Shoot-out"). Between April 29 and July 29, 1999, NTL Bermuda can notify Telewest of the price at which it is willing to sell its 50% ownership interest in Cable London to Telewest. Following such notification, Telewest at its option will be required at that price to either purchase NTL Bermuda's 50% ownership interest in Cable London or sell its 50% ownership interest in Cable London to NTL Bermuda. If NTL Bermuda fails to give notice to Telewest by July 29, 1999, it will be deemed to have delivered an offer notice for (pound)100 million ($161 million).

                        NTL Incorporated and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)

Note G - Long-Term Debt

Long-term debt consists of:

                                                                     March 31,     December 31,
                                                                       1999            1998
                                                                -------------------------------
                                                                    (unaudited)
NTL Commiunications:
   12-3/4% Series A Senior Deferred Coupon Notes                $  244,292,000   $  236,935,000
   11-1/2% Series B Senior Deferred Coupon Notes                   855,677,000      831,976,000
   10% Series B Senior Notes                                       400,000,000      400,000,000
   9-1/2% Senior Sterling Notes, less unamortized discount of
   $607,000 (1999) and $639,000 (1998)                             200,844,000      206,800,000
   10-3/4% Senior Deferred Coupon Sterling Notes                   316,509,000      317,511,000
   9-3/4% Senior Deferred Coupon Notes                             886,589,000      865,880,000
   11-1/2% Senior Notes                                            625,000,000      625,000,000
   12-3/8% Senior Deferred Coupon Notes                            262,136,000      254,718,000
   7% Convertible Subordinated Notes                               274,950,000      275,000,000
   7% Convertible Subordinated Notes                               600,000,000      600,000,000

NTL Bermuda:
   11.2% Senior Discount Debentures                                433,483,000      421,835,000
   Other                                                            30,358,000       31,839,000

Diamond:
   13-1/4% Senior Discount Notes                                   266,989,000               --
   11-3/4% Senior Discount Notes                                   436,385,000               --
   10-3/4% Senior Discount Notes                                   309,458,000               --
   10% Senior Sterling Notes                                       217,566,000               --
   9-1/8% Senior Notes                                             109,836,000               --
   Other                                                            14,259,000               --
                                                                -------------------------------
                                                                 6,484,331,000    5,067,494,000
Less current portion                                                26,599,000       23,691,000
                                                                -------------------------------
                                                                $6,457,732,000   $5,043,803,000
                                                                ===============================

In April 1999, the Company issued (pound)330,000,000 aggregate principal amount at maturity of 9-3/4% Senior Deferred Coupon Notes due 2009 (the "9-3/4% Notes"). The 9-3/4% Notes were issued at a price of 62.11% of the aggregate principal amount at maturity or (pound)204,963,000. The original issue discount accretes at a rate of 9-3/4%, compounded semiannually, to an aggregate principal amount of (pound)330,000,000 by April 15, 2004. Interest will thereafter accrue at 9-3/4% per annum, payable semiannually beginning on October 15, 2004. The 9-3/4% Notes may be redeemed at the Company's option, in whole or in part, at any time on or after April 15, 2004 at 104.875% that declines annually to 100% in 2007, plus accrued and unpaid interest to the date of redemption.

                        NTL Incorporated and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)

Note H - Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

                                                       Three Months Ended March 31
                                                     ------------------------------
                                                           1999             1998
                                                     ------------------------------
Numerator:
Net loss                                             $(230,419,000)   $ (93,672,000)
Preferred stock dividend                               (13,092,000)      (3,638,000)
                                                     ------------------------------
Loss available to common shareholders                $(243,511,000)   $ (97,310,000)
                                                     ------------------------------

Denominator for basic net loss per common share         63,784,000       32,250,000
Effect of dilutive securities                                   --               --
                                                     ------------------------------
Denominator for diluted net loss per common share       63,784,000       32,250,000
                                                     ------------------------------

Basic and diluted net loss per common share          $       (3.82)   $       (3.02)
                                                     ==============================

The shares issuable upon the exercise of stock options and warrants and upon the conversion of convertible securities are excluded from the calculation of net loss per common share as their effect would be antidilutive.

Note I - Comprehensive Loss

The Company's comprehensive loss for the three months ended March 31, 1999 and 1998 was $(344,538,000) and $(75,347,000), respectively.

Note J - Segment Data

                                                             Local Telecoms      National        Corporate
                                             Broadcast       and Television      Telecoms        and Other        Total
                                             ---------       --------------      --------        ---------        -----
                                                             (in thousands)
Three Months Ended March 31, 1999
Revenues                                       $  38,824       $   168,827       $105,730         $      -     $   313,381
EBITDA (1)                                        25,081            45,070         11,970          (49,554)         32,567

Three Months Ended March 31, 1998
Revenues                                        $ 33,418       $    61,584      $  51,012            1,778     $   147,792
EBITDA (1)                                        22,702            14,730          5,800          (29,501)         13,731

Total assets
March 31, 1999                                  $275,177        $5,618,661       $795,558       $2,121,075      $8,810,471
December 31, 1998                                289,068         3,100,492        761,097        2,043,440       6,194,097

(1) Represents earnings before interest, taxes, depreciation and amortization, corporate expenses and franchise fees.

                        NTL Incorporated and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)

Note J - Segment Data (continued)

The reconciliation of segment combined EBITDA to net loss is as follows:

                                                    Three Months Ended March 31
                                                    ---------------------------
                                                        1999         1998
                                                    ---------------------------
                                                        (In thousands)
Segment Combined EBITDA                              $  32,567        $  13,731

(Add) Deduct:
Franchise fees                                           6,848            6,195
Corporate expenses                                       5,252            3,642
Depreciation and amortization                          141,734           45,856
Interest and other income                              (11,013)          (5,143)
Interest expense                                       130,823           58,058
Foreign currency transaction gains                     (10,658)          (1,205)
                                                    ---------------------------
                                                       262,986          107,403
                                                    ---------------------------

Net (loss)                                           $(230,419)       $ (93,672)
                                                    ===========================

                        NTL Incorporated and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)

Note K - Commitments and Contingent Liabilities

As of March 31, 1999, the Company was committed to pay approximately $203,939,000 for equipment and services.

The Company has various licenses for its cable television, telephone and telecommunications business, and for its transmission and distribution services. The Company paid $1,920,000 in license fees in the first quarter of 1999.

Pursuant to the terms of the Company's local delivery operator license ("LDL") for Northern Ireland, a subsidiary of the Company is required to make annual cash payments to the ITC for 15 years in the amount of approximately (pound)15.4 million (subject to adjustment for inflation). This is in addition to the percentages of qualifying revenue payments of 0% for the first ten years and 2% for the last five years of the LDL.

The Company is involved in, or has been involved in, certain disputes and litigation arising in the ordinary course of its business. None of these matters are expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

Note L - Subsequent Events

In May 1999, NTL Communications won the bid to acquire Cablelink Limited ("Cablelink"), Ireland's largest cable television provider. Cablelink holds licenses to provide analog and digital television services over cable and microwave in its franchises for 15 years, as well as a full service license to provide public telephony, Internet and other value-added services throughout Ireland. NTL Communications will acquire Cablelink for 535.18 million Irish pounds (approximately $730 million). In addition, NTL Communications has obtained a bridge debt financing commitment for the full purchase price. The acquisition is expected to close in the second quarter of 1999.

Also in May 1999, the Company won the bid to acquire the "1G Networks" of France Telecom. The 1G Networks provide multi-channel television services in four franchise areas in Ile-de-France (Greater Paris) and in Toulon, France's tenth largest city along the southern coast. The Company will hold exclusive licenses to provide analog and digital television services over the 1G Networks. The Company will acquire the 1G Networks for 350 million French Francs (approximately $57 million). The closing of this transaction is expected in the third quarter of 1999 subject to regulatory approvals.

                      NTL Incorporated and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The following table illustrates the number of homes passed, the number of homes marketed and the total number of customers for the Company's newly constructed dual network.

=====================================================================================================
                                       NTL Only                 Combined NTL (2)     Proforma NTL (3)
-----------------------------------------------------------------------------------------------------
                          03/31/98    12/31/98      03/31/99       03/31/99               3/31/99
-----------------------------------------------------------------------------------------------------
Homes passed            1,070,000    1,247,200    1,288,300       3,567,700               3,987,700
-----------------------------------------------------------------------------------------------------
Homes marketed (Tel.)     887,400    1,064,600    1,098,400       3,001,500               3,001,500
-----------------------------------------------------------------------------------------------------
Homes marketed (CATV)     887,400    1,064,600    1,098,400       3,121,600               3,541,600
-----------------------------------------------------------------------------------------------------
Total customers           357,200      471,000      497,100       1,226,800               1,586,800
-----------------------------------------------------------------------------------------------------
   Dual                   322,500      434,100      456,400         811,500                 811,500
-----------------------------------------------------------------------------------------------------
   Telephone-only          15,300       16,100       16,300         297,900                 297,900
-----------------------------------------------------------------------------------------------------
   Cable-only              19,400       20,800       24,400         117,400                 477,400
-----------------------------------------------------------------------------------------------------
Total RGUs (1)            679,700      905,100      953,500       2,038,300               2,398,300
-----------------------------------------------------------------------------------------------------
Customer penetration        40.3%        44.2%        45.3%           39.3%                   44.8%
-----------------------------------------------------------------------------------------------------
RGU penetration             76.6%        85.0%        86.8%           65.3%                   67.7%
-----------------------------------------------------------------------------------------------------
Telephone penetration       38.1%        42.3%        43.0%           37.0%                   37.0%
-----------------------------------------------------------------------------------------------------
Cable penetration           38.5%        42.7%        43.8%           29.8%                   36.4%
=====================================================================================================

(1) An RGU (revenue generating unit) is one cable television account or one telephone account; a dual customer generates two RGUs.

(2) Includes Comcast UK, ComTel, and Diamond Cable. Excludes 50% ownership of Cable London.

(3)   Proforma for the Cablelink acquisition.

                        NTL Incorporated and Subsidiaries

Effective April 1, 1999, NTL Incorporated completed a corporate restructuring to create a holding company structure. The holding company restructuring was accomplished through a merger so that all the stockholders of NTL Incorporated at the effective time of the merger became stockholders of the new holding company, and NTL Incorporated became a subsidiary of the new holding company. The new holding company has taken the name NTL Incorporated (and together with its subsidiaries, the "Company") and the holding company's subsidiary simultaneously changed its name to NTL Communications Corp. (and together with its subsidiaries, "NTL Communications").

                              RESULTS OF OPERATIONS

As a result of the completion of the acquisitions of ComTel Limited and Telecential Communications (collectively "ComTel"), Comcast UK Cable Partners Limited ("NTL Bermuda") and Eastern Group Telecoms ("EGT") in the second and third quarters of 1998, and Diamond Cable Communications plc ("Diamond") in March 1999, the Company consolidated the results of operations of these businesses from the date of acquisition. The results of these businesses are not included in the 1998 results.

Three Months Ended March 31, 1999 and 1998

Local telecommunications and television revenues increased to $168,827,000 from $61,584,000 as a result of acquisitions and from customer growth that increased the Company's current revenue stream. The 1999 revenue includes $84,833,000 from acquired companies. The Company expects its customer base to continue to increase which will drive further revenue growth as the Company completes the construction of its broadband network past the remaining homes in its franchise areas.

National and international telecommunications revenues increased to $105,730,000 from $51,012,000 primarily as a result of increases in business telecommunications revenues, Internet services revenues and carrier services revenues. Business telecommunications and Internet services revenues increased primarily as a result of customer growth. The Company expects its business telecommunications and Internet services customer base to continue to increase which will drive further revenue growth. The Company is expanding its sales and marketing effort to business customers and for Internet services in its completed network. Carrier services revenues increased due to growth in satellite services and telephone services provided by the Company's wholesale operation to broadcasters and telephone companies, respectively. Revenue growth in carrier services is primarily dependent upon the Company's ability to continue to attract new customers and expand services to existing customers. Recent new contracts should contribute to revenue growth in the near term.

                        NTL Incorporated and Subsidiaries

Broadcast transmission and other revenues increased to $38,824,000 from $33,418,000 primarily due to increases in broadcast television and FM radio customers and accounts, which exceeded price cap reductions in the Company's regulated services. Broadcast television revenues are expected to increase in the future as digital broadcasting revenues increase.

Other telecommunications revenues decreased to none from $1,778,000 due to the sales of the assets of the Company's wholly-owned subsidiary, OCOM Corporation, to AirTouch Communications, Inc. and to Cellular Communications of Puerto Rico, Inc. during 1998.

Operating expenses increased to $161,544,000 from $77,333,000 as a result of increases in interconnection costs and programming costs due to customer growth. The 1999 expense includes $41,156,000 from acquired companies.

Selling, general and administrative expenses increased to $119,270,000 from $56,728,000 as a result of increases in telecommunications and CATV sales and marketing costs and increases in additional personnel and overhead to service the increasing customer base. The 1999 expense includes $45,333,000 from acquired companies.

Franchise fees increased to $6,848,000 from $6,195,000. The 1999 amount includes Diamond franchise fees of $517,000.

Corporate expenses increased to $5,252,000 from $3,642,000 primarily due to an increase in various overhead costs.

Depreciation and amortization expense increased to $141,734,000 from $45,856,000 due to an increase in depreciation of telecommunications and CATV equipment. The 1999 expense includes $63,331,000 from acquired companies, including amortization of acquisition related intangibles.

Interest expense increased to $130,823,000 from $58,058,000 due to the issuance of additional debt in 1998, and the increase in the accretion of original issue discount on the deferred coupon notes. The 1999 expense includes $25,207,000 from acquired companies. Interest of $60,152,000 and $21,277,000 was paid in the three months ended March 31, 1999 and 1998, respectively.

Foreign currency transaction gains increased to $10,658,000 from $1,205,000 due to favorable changes in the exchange rate subsequent to the issuance in March 1998 of new debt denominated in British pounds sterling. The 1999 amount includes net foreign currency transaction losses of $3,578,000 from acquired companies.

                        NTL Incorporated and Subsidiaries

                         LIQUIDITY AND CAPITAL RESOURCES

The Company will continue to require significant amounts of capital to finance construction of its local and national networks in the United Kingdom, for connection of telephone, telecommunications, Internet and CATV customers to the networks, for other capital expenditures in the United Kingdom and for debt service. The Company estimates that these requirements will aggregate approximately $1.1 billion in the remainder of 1999. The Company intends to fund these requirements from cash, cash equivalents and marketable securities on hand of $1.4 billion as of March 31, 1999, and funds internally generated by the operations of the Company's subsidiaries. The Company's commitments for equipment and services at March 31, 1999 of approximately $204 million are included in the anticipated requirements.

The Company is highly leveraged. The accreted value at March 31, 1999 of the Company's consolidated long-term indebtedness, including the Redeemable Preferred Stock, and adjusted for the issuance in April 1999 of (pound)330 million aggregate principal amount at maturity of 9-3/4% Senior Deferred Coupon Notes due 2009, is approximately $6.9 billion, representing approximately 82% of total capitalization. The following table summarizes the terms of those notes and Redeemable Preferred Stock issued by the Company.

                        NTL Incorporated and Subsidiaries

                              11-1/2%          12-3/4%            10-3/4%                                              9-3/4%
                             Series B          Series A            Senior           9-3/4%           12-3/8%           Senior
                              Senior            Senior            Sterling          Senior           Senior           Sterling
                             Deferred          Deferred           Deferred         Deferred         Deferred          Deferred
                              Coupon            Coupon             Coupon           Coupon           Coupon            Coupon
                               Notes            Notes              Notes             Notes            Notes             Notes
Denomination                     $                $               (pound)              $                $              (pound)
Net Proceeds
  (in 000's) ...........      582,000          145,125            170,584           778,340          241,967           204,963
Issue Date .............   Jan 30, 1996     April 20, 1995     March 13, 1998   March 13, 1998     Nov 6, 1998     April 14, 1999
Issue Price (1) ........      57.155%          53.995%             58.62%           61.724%          55.505%           62.110%

Aggregate Principal
   Amount at Maturity
  (in 000's) ...........     1,050,000         277,803            300,000          1,300,000         450,000           330,000
Maturity Date .......... February 1, 2006   April 15, 2005     April 1, 2008     April 1, 2008   October 1, 2008   April 15, 2009
Yield or Interest
  Rate (2) .............      11-1/2%          12-3/4%            10-3/4%           9-3/4%           12-3/8%           9-3/4%

Interest or Dividend      February 1 and     April 15 and       April 1 and       April 1 and      April 1 and      April 15 and
  Payment                    August 1         October 15         October 1         October 1        October 1        October 15
  Dates ................    from 8-1-01     from 10-15-00      from 10-1-2003   from 10-1-2003    from 4-1-2004    from 10-15-2004

Earliest Optional
  Redemption
  Date (4) ............. February 1, 2001   April 15, 2000     April 1, 2003     April 1, 2003   October 1, 2003   April 15, 2004
Redemption                 105.75 (2001)    103.64 (2000)      105.375 (2003)   104.875 (2003)   106.188 (2003)   104.875 (2004) to
  Price (%)(5) .........   to 100 (2003)    to 100 (2002)      to 100 (2006)     to 100 (2006)    to 100 (2006)      100 (2007)
Conversion
  Price (6) ............        N/A              N/A                N/A               N/A              N/A               N/A
Senior/
  Subordinated .........      Senior            Senior             Senior           Senior           Senior            Senior

                                         (Table continues on the following page)

                        NTL Incorporated and Subsidiaries

                                             7%              7%
                          11-1/2%       Convertible      Convertible         9-1/2%              10%              Redeemable
                           Senior       Subordinated    Subordinated    Senior Sterling        Series B           Preferred
                           Notes           Notes            Notes            Notes           Senior Notes           Stock
Denomination                 $               $                $             (pound)               $                   $
Net Proceeds
  (in 000's).........     607,031         583,500          267,437          121,161            389,000              96,625
Issue Date...........   Nov 2, 1998     Dec 16, 1998    June 12, 1996    March 13, 1998   February 14, 1997   February 14, 1997
Issue Price (1)......       100%            100%            100%            99.670%              100%                100%

Aggregate Principal
  Amount at
  Maturity
  (in 000's).........     625,000         600,000          274,950          125,000            400,000             100,000
Maturity Date........   Oct 1, 2008     Dec 15, 2008    June 15, 2008    April 1, 2008    February 15, 2007   February 15, 2009
Yield or Interest
  Rate (2)...........     11-1/2%            7%              7%              9-1/2%              10%                 13%

Interest or Dividend    April l and     June 15 and      June 15 and      April 1 and      February 15 and    May 15, August 15,
  Payment                Oct 1 from     December 15      December 15       October 1          August 15        November 15 and
  Dates..............      4-1-99       from 6-15-99    from 12-15-96     From 10-1-98       from 8-15-97        February 15
                                                                                                               from 5-15-97 (3)
Earliest Optional
  Redemption
  Date (4)...........   Oct 1, 2003     Dec 15, 2001    June 15, 1999    April 1, 2003    February 15, 2002   February 15, 2002
Redemption             105.75 (2003)    104.4 (2001)    104.9 (1999)     104.75 (2003)        105 (2002)         106.5 (2002)
  Price (%) (5)......  to 100 (2006)   to 100 (2006)    to 100 (2006)    to 100 (2006)      to 100 (2005)       to 100 (2005)
Conversion
  Price (6)..........       N/A            61.25           37.875             N/A                N/A                 N/A
Senior/
  Subordinated.......      Senior       Subordinated    Subordinated         Senior             Senior               N/A

(1) Percent of aggregate principal amount at maturity (or aggregate liquidation preference in the case of the Redeemable Preferred Stock).
(2)   Percent per annum.
(3) Dividend payments on the Redeemable Preferred Stock are payable in cash or additional shares of Redeemable Preferred Stock, at the Company's option. From May 15, 2004, dividend payments are payable in cash.
(4) This is the first date when redeemable at the Company's option. The Redeemable Preferred Stock is mandatorily redeemable for cash on February 15, 2009.
(5) Expressed as a percentage of principal amount or liquidation preference, as applicable, plus, in each case, accrued and unpaid interest or dividends thereon to the applicable redemption date.
(6) This is the conversion price per share of the Company's common stock, adjusted for the four-for-three stock split in August 1995 and subject to further adjustments in certain events.

                        NTL Incorporated and Subsidiaries

In addition to the notes issued by the Company summarized above, NTL Bermuda and Diamond have issued the following notes. NTL Bermuda has $517.3 million principal at maturity Discount Debentures which are due on November 15, 2007. Interest accretes at 11.2% per annum compounded semi-annually until November 15, 2000, after which date interest will be paid in cash beginning on May 15, 2001. NTL Bermuda also has a (pound)8,456,000 note payable to Comcast U.K. Holdings, Inc. that incurs interest at 9% per annum, compounded semi-annually. The note plus accrued interest is due in September 1999. Accrued interest was (pound)4,121,000 as of March 31, 1999.

Diamond was acquired in March 1999 when the Company issued an aggregate of approximately 12.7 million shares in exchange for each ordinary share and deferred share of Diamond at a ratio of approximately .85 shares of the Company's common stock for four Diamond ordinary shares or one deferred share. In addition, the Company issued options to purchase 122,000 shares of the Company's common stock to holders of Diamond options. Diamond had the following notes outstanding as of March 31, 1999:

(i) 13-1/4% Senior Discount Notes due September 30, 2004, principal amount at maturity of $285 million, interest payable semi-annually beginning on March 31, 2000, redeemable at Diamond's option after September 30, 1999,

(ii) 11-3/4% Senior Discount Notes due December 15, 2005, principal amount at maturity of $531 million, interest payable semi-annually beginning on June 15, 2001, redeemable at Diamond's option on or after December 15, 2000,

(iii) 10-3/4% Senior Discount Notes due February 15, 2007, principal amount at maturity of $421 million, interest payable semi-annually beginning on August 15, 2002,

(iv) 10% Senior Notes due February 1, 2008, issued by Diamond Holdings plc, a wholly-owned subsidiary of Diamond, principal amount of (pound)135 million ($218 million), interest payable semi-annually as of August 1, 1998,

(v) 9-1/8% Senior Notes due February 1, 2008, issued by Diamond Holdings plc, principal amount of $110 million, interest payable semi-annually as of August 1, 1998, and

(vi) mortgage of (pound)2.5 million ($4.0) million to fund the construction of an office building, repayable over 20 years as of July 31, 1995, interest at LIBOR plus 1 1/2%.

Diamond had offered to repurchase its outstanding notes at 101% of their accreted value or principal amount plus interest pursuant to the "change of control" provisions of the indentures. Only $102,000 principal amount of notes were tendered for which Diamond will pay $105,000.

                        NTL Incorporated and Subsidiaries

The Company has other significant commitments or potential commitments in addition to those described above. These are as follows:

(i) Pursuant to the terms of the Northern Ireland LDL, a subsidiary of the Company is required to make annual cash payments to the ITC for 15 years in the amount of approximately (pound)15.4 million (subject to adjustment for inflation) in addition to the percentages of qualifying revenue payments of 0% for the first ten years and 2% for the last five years of the LDL.

(ii) Pursuant to an agreement with TeleWest Communications plc relating to NTL Bermuda's and TeleWest's respective 50% ownership interests in Cable London PLC, between April 29 and July 29, 1999, NTL Bermuda can notify TeleWest of the price at which it is willing to sell its 50% ownership in Cable London to TeleWest. Following such notification, TeleWest at its option is required at that price to either purchase NTL Bermuda's 50% interest or sell its 50% interest to NTL Bermuda. If NTL Bermuda fails to give notice to TeleWest by July 29, 1999, it will be deemed to have delivered an offer notice for(pound)100 million ($161 million).

(iii) In March 1999, the Commonwealth of Australia accepted the Company's bid to own and operate the Australian National Transmission Network ("NTN"). NTN operates from over 560 tower sites and provides exclusive television and radio transmission services to Australia's only national TV and radio broadcasters. In addition, NTN serves regional and community TV and radio broadcasters, and provides equipment hosting services to telecom operators and emergency service communications providers on its towers. In April 1999, a subsidiary of the Company purchased all of the shares of the entity which owns NTN for an aggregate purchase price of approximately $423 million. NTL Communications distributed $500 million to the Company, principally to finance this acquisition.

(iv) In May 1999, NTL Communications won the bid to acquire Cablelink Limited ("Cablelink"), Ireland's largest cable television provider. NTL Communications will acquire Cablelink for 535.18 million Irish pounds (approximately $730 million). NTL Communications has obtained a bridge debt financing commitment for the full purchase price. The acquisition is expected to close in the second quarter of 1999.

(v) In May 1999, the Company won the bid to acquire the "1G Networks" of France Telecom. The 1G Networks provide multi-channel television services in four franchise areas in Ile-de-France (Greater Paris) and in Toulon, France's tenth largest city along the southern coast. The Company will hold exclusive licenses to provide analog and digital television services over the 1G Networks. The Company will acquire the 1G Networks for 350 million French Francs (approximately $57 million). This will be initially funded using existing resources. The closing of this transaction is expected in the third quarter of 1999 subject to regulatory approvals.

                        NTL Incorporated and Subsidiaries

From time to time the Company may fund its capital requirements outside the United Kingdom and Ireland from dividends from NTL Communications subject to certain conditions under the indentures. NTL Communications may use cash from equity proceeds in excess of cumulative EBITDA (as defined in the indentures) minus 1.5 times cumulative interest expense plus capital stock proceeds, for payments other than for a cable-related business (as defined in the indentures). There will also be restrictions on dividends under the bridge loan the Company expects to enter into to finance the Cablelink acquisition. NTL Communications distributed $500 million to the Company in April 1999. The Company intends to repay certain amounts to NTL Communications when funds become available. Currently there are no funds available to the Company from NTL Communications due to these conditions and restrictions.

The development, construction and operations of the Company's combined telecommunications networks in the United Kingdom will require substantial capital. In addition, the Company will require significant amounts of capital to finance the other capital expenditures and other obligations of its subsidiaries. The Company will also require significant amounts of capital for the acquisitions described above and for the capital expenditures of those businesses. The Company intends to fund a portion of these requirements from cash and securities on hand and cash from operations. In addition, additional funding will be necessary to meet all of these requirements. There can be no assurance that: (i) actual construction costs will not exceed the amounts estimated or that additional funding substantially in excess of the amounts estimated will not be required, (ii) additional financing will be obtained or will be available on acceptable terms, (iii) conditions precedent to advances under future credit facilities will be satisfied when funds are required, (iv) the Company and its subsidiaries will be able to generate sufficient cash from operations to meet capital requirements, debt service and other obligations when required, (v) the Company will be able to access such cash flow or (vi) the Company will not incur losses from its exposure to exchange rate fluctuations or be adversely affected by interest rate fluctuations.

Management does not anticipate that the Company and its subsidiaries will generate sufficient cash flow from operations to repay at maturity the entire principal amount of the outstanding indebtedness of the Company and its subsidiaries. Accordingly, the Company may be required to consider a number of measures, including: (i) refinancing all or a portion of such indebtedness, (ii) seeking modifications to the terms of such indebtedness, (iii) seeking additional debt financing, which may be subject to obtaining necessary lender consents, (iv) seeking additional equity financing, or (v) a combination of the foregoing.

The Company's operations are conducted through its direct and indirect wholly-owned subsidiaries. As a holding company, the Company holds no significant assets other than its investments in and advances to its subsidiaries. The Company is therefore dependent upon the receipt of sufficient funds from its subsidiaries to meet its own obligations. Accordingly, the Company's ability to make scheduled interest and principal payments when due to holders of indebtedness of the Company and the Company's ability to pay cash dividends to its stockholders is dependent upon the receipt of sufficient funds from its subsidiaries.

                        NTL Incorporated and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash used in operating activities was $6,594,000 and $16,605,000 in the three months ended March 31, 1999 and 1998, respectively. The change is primarily due to the Company's operations generating more cash in the current period.

Purchases of fixed assets were $276,126,000 in 1999 and $97,945,000 in 1998 as a result of the continuing fixed asset purchases and construction in 1999, including purchases and construction from acquired companies.

Proceeds from issuance of preferred stock and warrants of $500,000,000 in 1999 is from the sale of 5.25% Convertible Preferred Stock and warrants to purchase
1.2 million shares of the Company's common stock to Microsoft Corp.

Year 2000

The Company has a comprehensive Year 2000 project designed to identify and assess the risks associated with its information systems, products, operations and infrastructure, suppliers, and customers that are not Year 2000 compliant, and to develop, implement and test remediation and contingency plans to mitigate these risks. The project comprises four phases: (1) identification of risks, (2) assessment of risks, (3) development of remediation and contingency plans and
(4) implementation and testing.

The Company has completed its compilation of equipment and systems that might be affected by Year 2000 noncompliance. An impact and risk assessment is nearing completion on all items to determine whether items are business critical, high priority or low priority. This assessment will include all information systems ("IS") and non-IS equipment with embedded technology such as air conditioning, generators and power supplies. All business critical and high priority items have been identified. The Company's billing, provisioning and customer service systems are being reviewed and modified for Year 2000 readiness. This is nearing completion and should be finished in May. Integration testing of the complete system will begin in the second quarter of 1999 and is expected to require three months. Testing of other business critical and high priority items is in various stages with some areas 100% complete. The target for the completion of this testing is the end of June 1999, although a small portion of such testing is scheduled to extend into the third quarter of 1999. Where appropriate, remedial work has been minimized by bringing forward planned system revisions and retiring old equipment. The Company is also communicating with its suppliers with respect to the high priority and business critical items. A central database has been established to insure all issues are resolved. This communication is virtually complete. A Millennium Operations Plan is being created that details the key resources needed for problems that may arise over the Year 2000 weekend. All Business Continuity Plans are being reviewed and are being revised to account for special circumstances related to the Year 2000. These plans are expected to be finalized in the third quarter of 1999.

                        NTL Incorporated and Subsidiaries

The Company expects to incur $13 million primarily in labor costs to compile inventories, assess risks, prioritize remediation projects, communicate with suppliers, maintain the supplier communications database, test remediations and implement remediations. The Company incurred approximately $3.2 million of this amount in 1998. The expected cost includes enhancements and upgrades that are part of the normal upgrades and system revisions.

The Company currently believes that the most reasonably likely worst case scenario with respect to the Year 2000 is the failure of public electricity supplies during the millennium period. A number of critical sites have permanent automatic standby generators and uninterruptible power supplies. Where critical sites do not have permanent standby power, the Company intends to deploy its mobile generators. In addition, other telephone operators have suggested that the telephone network may overload due to excessive traffic. The Company is reviewing its "cold start" scenarios and alternative interconnection routes in the event of interruptions in the service of other telephone companies. The UK Telecoms Regulator requires evidence of contingency plans from all the major operators and the results will be shared through the Inter-Operator Forum. Either or both of the above mentioned scenarios could have a material adverse effect on operations, although it is not possible at this time to quantify the amount of revenues and gross profit that might be lost, or the costs that could be incurred.

As the Year 2000 project continues, the Company may discover additional problems, may not be able to develop, implement or test remediation or contingency plans, or may find that the costs of these activities exceed current expectations. In many cases, the Company is relying on assurances from suppliers that new and upgraded information systems and other products will be Year 2000 ready. The Company plans to test such third-party products, but cannot be sure that its tests will be adequate or that, if problems are identified, they will be addressed by the supplier in a timely and satisfactory way.

Because the Company uses a variety of information systems and has additional systems embedded in its operations and infrastructure, the Company cannot be sure that all of its systems will work together in a Year 2000-ready fashion. Furthermore, the Company cannot be sure that it will not suffer business interruptions, either because of its own Year 2000 problems or those of third-parties upon whom the Company is reliant for services. The Company is continuing to evaluate its Year 2000-related risks and corrective actions. However, the risks associated with the Year 2000 problem are pervasive and complex; they can be difficult to identify and address, and can result in material adverse consequences to the Company. Even if the Company, in a timely manner, completes all of its assessments, identifies and tests remediation plans believed to be adequate, and develops contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to the Company.

                        NTL Incorporated and Subsidiaries

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements contained herein constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include the following: general economic and business conditions in the United Kingdom, Ireland and Australia, the Company's ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of new business opportunities requiring significant up-front investment, Year 2000 readiness, and availability, terms and deployment of capital.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


To the extent that the Company obtains financing in United States dollars and incurs costs in the construction and operation of its networks in the United Kingdom in British pounds sterling, it will encounter currency exchange rate risks. At March 31, 1999, the Company had approximately $591 million in pounds sterling cash and cash equivalents to reduce this risk. In addition, the Company's pounds sterling denominated Notes will also reduce this risk. Furthermore, the Company's revenues are generated primarily in British pounds sterling while its interest and principal obligations with respect to most of the Company's existing indebtedness are payable in U.S. dollars. The Company has entered into an option agreement to hedge some of the risk of exchange rate fluctuations related to interest and principal payments on U.S. dollar denominated debt and for parent company expenses up to an annual limit of approximately $13 million. The Company may purchase U.S. dollars at a fixed rate of (pound)1 to $1.40 on specified dates through June 2001 for specified amounts of U.S. dollars. The dates and U.S. dollar amounts correspond to the Company's interest and principal payment dates and amounts for its U.S. dollar denominated debt and anticipated amounts of parent company expenses. In addition, NTL Bermuda has option agreements of (pound)250 million notional amount to purchase U.S. dollars at a fixed rate of (pound)1 to $1.35 in November 2000. This option provides a hedge against an adverse change in exchange rates when interest payments commence on NTL Bermuda's U.S. dollar denominated Discount Debentures.

There have been no material changes in the reported market risks since the end of the most recent fiscal year.

                        NTL Incorporated and Subsidiaries

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

            27. Financial Data Schedule

      (b)   Reports on Form 8-K.

            During the quarter ended March 31, 1999, the Company filed the following reports on Form 8-K:

            (i) Report dated January 25, 1999, reporting under Item 5, Other Events, an agreement between Microsoft Corp. and the Company to jointly develop new broadband services for delivery to customers in the United Kingdom and Ireland. In addition, Microsoft made a $500 million investment in the Company.

            (ii) Report dated March 8, 1999, reporting under Item 5, Other Events, the completion of the acquisition of Diamond Cable Communications plc.

            (iii) Report dated March 18, 1999, reporting under Item 5, Other
                  Events, that the Commonwealth of Australia had accepted the Company's bid to own and operate the Australian National Transmission Network.

            No financial statements were filed with these reports.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NTL INCORPORATED


Date:  May 14, 1999             By: /s/ J. Barclay Knapp
                                    -------------------------
                                    J. Barclay Knapp
                                    President, Chief Executive Officer and
                                    Chief Financial Officer


Date:  May 14, 1999             By: /s/ Gregg Gorelick
                                    --------------------------
                                    Gregg Gorelick
                                    Vice President-Controller
                                    (Principal Accounting Officer)