Form 10-Q
period 1999-06-30
NTL INC/NY/
filed 1999-08-16
CIK 1083198

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


Commission File No.                                  0-25691


                                NTL INCORPORATED
             (Exact name of registrant as specified in its charter)

                Delaware                                         13-4051921
(State or other jurisdiction of incorporation       (I.R.S. Employer Identification No.)
           or organization)

110 East 59th Street, New York, New York                               10022
(Address of principal executive offices)                             (Zip Code)

                                 (212) 906-8440
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes X       No ______

The number of shares outstanding of the issuer's common stock as of June 30, 1999 was 81,388,364.

                        NTL Incorporated and Subsidiaries

                                      Index


PART I.  FINANCIAL INFORMATION                                                                        Page
------------------------------                                                                        ----
Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets-
             June 30, 1999 and December 31, 1998 ..................................................    2

             Condensed Consolidated Statements of Operations-
             Three and six months ended June 30, 1999 and 1998 ....................................    4

             Condensed Consolidated Statement of Shareholders' Equity-
             Six months ended June 30, 1999 .......................................................    5

             Condensed Consolidated Statements of Cash Flows-
             Six months ended June 30, 1999 and 1998 ..............................................    7

             Notes to Condensed Consolidated Financial Statements .................................    8

Item 2.      Management's Discussion and Analysis of Results of
             Operations and Financial Condition ....................................................  17

Item 3.      Quantitative and Qualitative Disclosure about Market Risk .............................  30

PART II.     OTHER INFORMATION
------------------------------
Item 4.      Submission of Matters to Vote of Security Holders .....................................  30

Item 6.      Exhibits and Reports on Form 8-K ......................................................  31

SIGNATURES .........................................................................................  32
----------

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                        NTL Incorporated and Subsidiaries
                      Condensed Consolidated Balance Sheets


                                                                                       JUNE 30,                DECEMBER 31,
                                                                                         1999                      1998
                                                                                     ----------------------------------------
                                                                                      (unaudited)               (see note)
ASSETS
Current assets:
   Cash and cash equivalents                                                           $931,595,000           $   736,265,000
   Marketable securities                                                                154,155,000               260,631,000
   Accounts receivable -- trade, less allowance for doubtful
     accounts of $52,846,000 (1999) and $38,475,000 (1998) and                          202,503,000               152,356,000
   Other                                                                                 67,214,000                55,248,000
                                                                                     ----------------------------------------
Total current assets                                                                  1,355,467,000             1,204,500,000

Fixed assets, net                                                                     5,012,142,000             3,854,430,000
Intangible assets, net                                                                2,086,016,000               725,028,000
Investment in Cable London PLC, net of accumulated amortization
   of $11,769,000 (1999) and $3,093,000 (1998)                                          204,643,000               229,093,000
Other assets, net of accumulated amortization
   of $37,408,000 (1999) and $56,264,000 (1998)                                         212,245,000               181,046,000
                                                                                     ----------------------------------------
Total assets                                                                         $8,870,513,000            $6,194,097,000
                                                                                     ========================================

                        NTL Incorporated and Subsidiaries
                Condensed Consolidated Balance Sheets - continued

                                                                                        JUNE 30,                DECEMBER 31,
                                                                                          1999                      1998
                                                                                     ----------------------------------------
                                                                                        (unaudited)               (see note)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                    $225,573,000              $167,079,000
   Accrued expenses and other                                                           293,389,000               221,070,000
   Accrued construction costs                                                            61,699,000                88,033,000
   Interest payable                                                                      39,405,000                34,258,000
   Deferred revenue                                                                      94,017,000                69,820,000
   Current portion of long-term debt                                                     26,317,000                23,691,000
                                                                                     ----------------------------------------
Total current liabilities                                                               740,400,000               603,951,000

Long-term debt                                                                        6,610,905,000             5,043,803,000
Commitments and contingent liabilities
Deferred income taxes                                                                    63,784,000                67,062,000
Senior redeemable exchangeable preferred stock - $.01 par
   value, plus accreted dividends; liquidation preference
   $133,000,000;
   less unamortized discount of $2,978,000 (1999) and
   $3,133,000 (1998); issued and outstanding 133,000 (1999) and
   125,000 (1998) shares                                                                132,688,000               124,127,000

Shareholders' equity:
   Series preferred stock - $.01 par value; authorized 10,000,000 shares:
       Series A - liquidation preference $134,995,000; issued
         and outstanding 125,000 shares                                                       2,000                     2,000
       Series B - liquidation preference $54,931,000; issued
         and outstanding 52,000 shares                                                           --                        --
       Convertible Series A - liquidation preference
         $511,000,000; issued and outstanding 511,000 (1999)
         and none (1998) shares                                                               5,000                        --
   Common stock - $.01 par value; authorized 400,000,000
     shares; issued and outstanding 81,388,000 (1999) and
     60,249,000 (1998) shares                                                               814,000                   602,000
   Additional paid-in capital                                                         3,254,746,000             1,501,561,000
   Accumulated other comprehensive income                                              (102,318,000)              104,657,000
   (Deficit)                                                                         (1,830,513,000)           (1,251,668,000)
                                                                                     ----------------------------------------
                                                                                      1,322,736,000               355,154,000
                                                                                     ----------------------------------------
Total liabilities and shareholders' equity                                           $8,870,513,000            $6,194,097,000
                                                                                     ========================================

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

See accompanying notes.

                        NTL Incorporated and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                            THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                 JUNE 30                                  JUNE 30
                                                   ---------------------------------         ---------------------------------
                                                         1999               1998                  1999               1998
                                                   ---------------------------------         ---------------------------------
REVENUES
Local telecommunications and television             $196,493,000         $68,595,000          $365,320,000        $130,179,000
National and international telecommunications        112,855,000          51,648,000           218,585,000         102,660,000
Broadcast transmission and other                      50,909,000          33,474,000            89,733,000          66,892,000
Other telecommunications                                      --             597,000                    --           2,375,000
                                                   ---------------------------------         ---------------------------------
                                                     360,257,000         154,314,000           673,638,000         302,106,000

COSTS AND EXPENSES
Operating expenses                                   167,832,000          78,021,000           329,376,000         155,354,000
Selling, general and administrative expenses         155,101,000          56,799,000           274,371,000         113,527,000
Franchise fees                                         7,729,000           6,311,000            14,577,000          12,506,000
Corporate expenses                                     8,457,000           4,137,000            13,709,000           7,779,000
Depreciation and amortization                        190,005,000          49,711,000           331,739,000          95,567,000
                                                   ---------------------------------         ---------------------------------
                                                     529,124,000         194,979,000           963,772,000         384,733,000
                                                   ---------------------------------         ---------------------------------
Operating (loss)                                    (168,867,000)        (40,665,000)         (290,134,000)        (82,627,000)

OTHER INCOME (EXPENSE)
Interest and other income                              9,721,000          18,335,000            20,734,000          23,478,000
Interest expense                                    (167,719,000)        (83,564,000)         (298,542,000)       (141,622,000)
Foreign currency transaction gains (losses)          (21,561,000)          1,592,000           (10,903,000)          2,797,000
                                                   ---------------------------------         ---------------------------------
Net (loss)                                         $(348,426,000)      $(104,302,000)        $(578,845,000)      $(197,974,000)
                                                   =================================         =================================
Basic and diluted net (loss) per common share             $(4.89)             $(2.80)               $(8.78)             $(5.79)
                                                   =================================         =================================


See accompanying notes.

                        NTL Incorporated and Subsidiaries
            Condensed Consolidated Statement of Shareholders' Equity
                                   (Unaudited)


                                         SERIES A             SERIES B              CONVERTIBLE
                                        PREFERRED            PREFERRED               SERIES A               COMMON STOCK --
                                          STOCK                STOCK              PREFERRED STOCK            $.01 PAR VALUE
                                    SHARES      PAR      SHARES       PAR       SHARES         PAR         SHARES         PAR
                                    -------------------------------------------------------------------------------------------
Balance, December 31, 1998          125,000   $2,000     52,000      $   --                              60,249,000    $602,000
Exercise of stock options                                                                                 1,090,000      11,000
Exercise of warrants                                                                                         39,000       1,000
Preferred stock issued for cash                                                 500,000      $5,000
Warrants issued for cash
Accreted dividends on
   preferred stock                                                               11,000          --
Accretion of discount on
   preferred stock
Conversion of 7% Convertible
   Subordinated Notes                                                                                     7,260,000      73,000
Common stock issued for
   acquisition                                                                                           12,750,000     127,000
Issuance of stock options in
   connection with an acquisition
Comprehensive income:
Net loss for the six months
   ended June 30, 1999
Currency translation adjustment
        Total
                                    -------------------------------------------------------------------------------------------
Balance, June 30, 1999              125,000   $2,000     52,000      $   --     511,000      $5,000      81,388,000    $814,000
                                    ===========================================================================================


See accompanying notes.

                        NTL Incorporated and Subsidiaries
            Condensed Consolidated Statement of Shareholders' Equity
                             (Unaudited) - continued


                                                                                              ACCUMULATED
                                               ADDITIONAL                                        OTHER
                                                 PAID-IN              COMPREHENSIVE          COMPREHENSIVE
                                                 CAPITAL                  LOSS               INCOME (LOSS)           (DEFICIT)
                                            -------------------------------------------------------------------------------------
Balance, December 31, 1998                  $1,501,561,000                                     $104,657,000       $(1,251,668,000)
Exercise of stock options                       24,044,000
Exercise of warrants                               237,000
Preferred stock issued for cash                483,805,000
Warrants issued for cash                        16,190,000
Accreted dividends on
   preferred stock                             (17,356,000)
Accretion of discount on
   preferred stock                                (156,000)
Conversion of 7% Convertible
   Subordinated Notes                          268,512,000
Common stock issued for
   acquisition                                 971,310,000
Issuance of stock options in connection
   with an acquisition                           6,599,000
Comprehensive income:
Net loss for the six months
     ended June 30, 1999                                            $(578,845,000)                                   (578,845,000)
Currency translation adjustment                                      (206,975,000)             (206,975,000)
                                                                    -------------
        Total                                                       $(785,820,000)
                                            -------------------------------------------------------------------------------------
Balance, June 30, 1999                      $3,254,746,000                                    $(102,318,000)      $(1,830,513,000)
                                            =====================================================================================

See accompanying notes.

                        NTL Incorporated and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                        SIX MONTHS ENDED
                                                                                             JUNE 30
                                                                                -----------------------------------
                                                                                    1999                 1998
                                                                                -----------------------------------
  Net cash provided by operating activities                                       $46,050,000         $   7,716,000

  INVESTING ACTIVITIES
  Acquisitions of subsidiaries, net of cash acquired                             (199,417,000)         (443,844,000)
  Purchase of fixed assets                                                       (559,347,000)         (257,157,000)
  Increase in other assets                                                        (28,537,000)           (3,620,000)
  Proceeds from sale of assets                                                             --             1,312,000
  Purchase of marketable securities                                              (279,571,000)         (253,345,000)
  Proceeds from sales of marketable securities                                    391,894,000           143,840,000
                                                                                -----------------------------------
  Net cash (used in) investing activities                                        (674,978,000)         (812,814,000)

  FINANCING ACTIVITIES
  Proceeds from borrowings, net of financing costs                                320,410,000         1,784,890,000
  Proceeds from issuance of preferred stock and warrants                          500,000,000                    --
  Principal payments                                                               (3,147,000)          (65,992,000)
  Cash placed in escrow                                                                    --          (218,587,000)
  Proceeds from exercise of stock options and warrants                             24,293,000             3,552,000
                                                                                -----------------------------------
  Net cash provided by financing activities                                       841,556,000         1,503,863,000

  Effect of exchange rate changes on cash                                         (17,298,000)            6,618,000
                                                                                -----------------------------------
  Increase in cash and cash equivalents                                           195,330,000           705,383,000
  Cash and cash equivalents at beginning of period                                736,265,000            98,902,000
                                                                                -----------------------------------
  Cash and cash equivalents at end of period                                     $931,595,000          $804,285,000
                                                                                ===================================

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for interest exclusive of
     amounts capitalized                                                        $  72,332,000         $  36,765,000
  Income taxes paid                                                                        --               136,000

  SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
  Accretion of dividends and discount on preferred stock                        $  17,512,000        $    7,552,000
  Conversion of Convertible Notes, net of unamortized deferred financing
     costs                                                                        268,585,000           187,012,000
  Common stock and stock options issued for an acquisition                        978,036,000                    --

See accompanying notes.

                        NTL Incorporated and Subsidiaries
       Notes to Condensed Consolidated Financial Statements - (unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted by the Company effective January 1, 2001. The Company is evaluating the impact that the adoption of SFAS No. 133 will have on its earnings and financial position.

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

NOTE C - SALE OF PREFERRED STOCK AND WARRANTS

In January 1999, the Company received $500 million in cash from Microsoft Corp. in exchange for 500,000 shares of the Company's 5.25% Convertible Preferred Stock, Series A and warrants to purchase 1,200,000 shares of the Company's common stock at an exercise price of $84 per share. The warrants expire in 2004. The preferred stock is convertible into common stock at a conversion price of $100 per share. The preferred stock is redeemable 10 years from the date of issuance in cash or shares of common stock. The preferred stock may be redeemed by the Company on the earlier of seven years or the date on which the Company's common stock has traded above $120 per share for 25 consecutive trading days. Dividends are payable quarterly at the Company's option in cash, common stock or additional shares of preferred stock. The Company issued approximately 11,000 shares of 5.25% Convertible Preferred Stock for dividend payments through June 30, 1999.

                        NTL Incorporated and Subsidiaries
 Notes to Condensed Consolidated Financial Statements - (unaudited) (continued)


NOTE D - INTANGIBLE ASSETS

Intangible assets consist of:

                                                                              JUNE 30,              DECEMBER 31,
                                                                                1999                    1998
                                                                           --------------------------------------
                                                                            (unaudited)

    License acquisition costs, net of accumulated amortization of
       $98,411,000 (1999) and $69,202,000 (1998)                             $207,060,000            $153,007,000
    Goodwill, net of accumulated amortization of $89,381,000 (1999)
       and $32,358,000 (1998)                                               1,758,289,000             514,529,000
    Customer lists, net of accumulated amortization of $14,128,000
       (1999) and $3,375,000 (1998)                                           120,667,000              57,492,000
                                                                           --------------------------------------
                                                                           $2,086,016,000            $725,028,000
                                                                           ======================================


In April 1999, a subsidiary of the Company ("NTL Australia") purchased all of the shares of the entity which owns the Australian National Transmission Network for an aggregate purchase price of approximately $423 million. NTL Australia operates from over 560 tower sites and provides exclusive television and radio transmission services to Australia's national TV and radio broadcasters. In addition, NTL Australia serves regional and community TV and radio broadcasters, and provides equipment hosting services to telecom operators and emergency service communications providers on its towers. NTL Communications distributed $500 million to the Company, principally to finance this acquisition. The acquisition was accounted for as a purchase, and accordingly, the net assets and results of operations of NTL Australia have been included in the consolidated financial statements from the date of acquisition. The aggregate purchase price of $425 million, including costs incurred of $2 million, exceeded the estimated fair value of net tangible assets acquired by $180 million, which is included in goodwill. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on the estimated fair values at acquisition. However, changes to the allocation of the purchase price are expected as valuations or appraisals of assets and liabilities are completed. Although the Company cannot ascertain what the changes will be at this time, such changes are not expected to be significant.

                        NTL Incorporated and Subsidiaries
 Notes to Condensed Consolidated Financial Statements - (unaudited) (continued)

NOTE D - INTANGIBLE ASSETS - CONTINUED

In March 1999, the Company acquired Diamond Cable Communications plc ("Diamond"). The Company issued an aggregate of 12,750,000 shares in exchange for each ordinary share and deferred share of Diamond at a ratio of .85 shares of the Company's common stock for four Diamond ordinary shares or one deferred share. The Company's common stock was valued at $971,437,000, the fair value on the date prior to the announcement. In addition, the Company issued options to purchase 122,000 shares of the Company's common stock to holders of Diamond options. The Company's stock options were valued at $6,599,000. The Company incurred costs of $8,031,000 in connection with the acquisition. The Company assumed Diamond's debt including five different notes with an aggregate principal amount at maturity of $1.6 billion. Diamond had offered to repurchase its outstanding notes at 101% of their accreted value or principal amount plus interest pursuant to the "change of control" provisions of the indentures. Only $102,000 principal amount of notes were tendered for which Diamond paid $105,000. The acquisition was accounted for as a purchase, and accordingly, the net assets and results of operations of Diamond have been included in the consolidated financial statements from the date of acquisition. The aggregate purchase price of $986 million exceeded the fair value of net tangible assets acquired by $1.3 billion, which was allocated as follows: $60 million to fixed assets, $78 million to customer lists, $85 million to license acquisition costs and $1.1 billion to goodwill.

In 1998, the Company completed the acquisitions of ComTel Limited and Telecential Communications, NTL (Bermuda) Limited ("NTL Bermuda") and Eastern Group Telecoms.

The pro forma unaudited consolidated results of operations for the six months ended June 30, 1999 and 1998 assuming consummation of these acquisitions as of January 1, 1998 are as follows:


                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30
                                                                              ----------------------------------
                                                                                 1999                   1998
                                                                              ----------------------------------
  Total revenue                                                               $719,889,000          $535,899,000
  Net (loss)                                                                  (635,054,000)         (448,815,000)
  Basic and diluted net (loss) per common share                                      (8.98)                (6.95)

                        NTL Incorporated and Subsidiaries
 Notes to Condensed Consolidated Financial Statements - (unaudited) (continued)


NOTE E - FIXED ASSETS

Fixed assets consist of:

                                                                               JUNE 30,             DECEMBER 31,
                                                                                 1999                   1998
                                                                            ------------------------------------
                                                                              (unaudited)
    Operating equipment                                                     $4,527,951,000         $3,528,973,000
    Other equipment                                                            599,492,000            376,518,000
    Construction-in-progress                                                   485,733,000            369,923,000
                                                                            -------------------------------------
                                                                             5,613,176,000          4,275,414,000
    Accumulated depreciation                                                  (601,034,000)          (420,984,000)
                                                                            -------------------------------------
                                                                            $5,012,142,000         $3,854,430,000
                                                                            =====================================


NOTE F - INVESTMENT IN CABLE LONDON PLC

NTL Bermuda has a 50% ownership interest in Cable London PLC ("Cable London"). Cable London operates integrated cable television and telecommunications systems in the London metropolitan area. In August 1998, NTL Bermuda and Telewest Communications plc ("Telewest") entered into an agreement to rationalize their joint ownership of Cable London pursuant to an agreed procedure (the "Shoot-out"). Pursuant to this agreement, in July 1999 NTL Bermuda notified Telewest of the price at which it is willing to sell its 50% ownership interest in Cable London to Telewest. Telewest is now required to notify NTL Bermuda in August 1999 whether it will, at that price, purchase NTL Bermuda's 50% ownership interest in Cable London or sell its 50% ownership interest in Cable London to NTL Bermuda. The Company has received an indication from a prominent investment banking firm of its willingness to provide financing in the event that NTL Bermuda is the buyer of the Cable London interest.

                        NTL Incorporated and Subsidiaries
 Notes to Condensed Consolidated Financial Statements - (unaudited) (continued)


NOTE G - LONG-TERM DEBT

Long-term debt consists of:

                                                                             JUNE 30,               DECEMBER 31,
                                                                               1999                     1998
                                                                         ---------------------------------------
                                                                            (unaudited)
NTL Communications:
   12-3/4% Series A Senior Deferred Coupon Notes                           $252,040,000             $236,935,000
   11-1/2% Series B Senior Deferred Coupon Notes                            879,815,000              831,976,000
   10% Series B Senior Notes                                                400,000,000              400,000,000
   9-1/2% Senior Sterling Notes, less unamortized discount of
     $581,000 (1999) and $639,000 (1998)                                    196,731,000              206,800,000
   10-3/4% Senior Deferred Coupon Sterling Notes                            318,439,000              317,511,000
   9-3/4% Senior Deferred Coupon Notes                                      908,313,000              865,880,000
   9-3/4% Senior Deferred Coupon Sterling Notes                             330,110,000                       --
   11-1/2% Senior Notes                                                     625,000,000              625,000,000
   12-3/8% Senior Deferred Coupon Notes                                     270,246,000              254,718,000
   7% Convertible Subordinated Notes                                                 --              275,000,000
   7% Convertible Subordinated Notes                                        600,000,000              600,000,000

 NTL Bermuda:
   11.2% Senior Discount Debentures                                         445,457,000              421,835,000
   Other                                                                     29,463,000               31,839,000

Diamond:
   13-1/4% Senior Discount Notes                                            276,594,000                       --
   11-3/4% Senior Discount Notes                                            450,137,000                       --
   10-3/4% Senior Discount Notes                                            318,577,000                       --
   10% Senior Sterling Notes                                                213,098,000                       --
   9-1/8% Senior Notes                                                      110,000,000                       --
   Other                                                                     13,202,000                       --
                                                                         ---------------------------------------
                                                                          6,637,222,000            5,067,494,000
Less current portion                                                         26,317,000               23,691,000
                                                                         ---------------------------------------
                                                                         $6,610,905,000           $5,043,803,000
                                                                         =======================================

In May 1999, the Company called for redemption all of its $275,000,000 principal amount of 7% Convertible Subordinated Notes due 2008 (the "7% Notes") at a redemption price of 104.9% of the principal amount, plus accrued and unpaid interest. In June 1999, all of the 7% Notes were converted into approximately 7,260,000 shares of the Company's common stock at the applicable conversion price of $37.875 per share. The unamortized deferred financing costs related to the 7% Notes of $6,415,000 were written off to equity.

                        NTL Incorporated and Subsidiaries
 Notes to Condensed Consolidated Financial Statements - (unaudited) (continued)


NOTE G - LONG-TERM DEBT - CONTINUED

In April 1999, the Company issued pound sterling 330,000,000 aggregate principal amount at maturity of 9-3/4% Senior Deferred Coupon Sterling Notes due 2009 (the "9-3/4% Notes"). The 9-3/4% Notes were issued at a price of 62.11% of the aggregate principal amount at maturity or pound sterling 204,963,000. The aggregate of the discounts, commissions and other fees incurred of $8,457,000 is included in deferred financing costs. The original issue discount accretes at a rate of 9-3/4%, compounded semiannually, to an aggregate principal amount of pound sterling 330,000,000 by April 15, 2004. Interest will thereafter accrue at 9-3/4% per annum, payable semiannually beginning on October 15, 2004. The 9-3/4% Notes may be redeemed at the Company's option, in whole or in part, at any time on or after April 15, 2004 at 104.875% that declines annually to 100% in 2007, plus accrued and unpaid interest to the date of redemption.

NOTE H - NET LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net loss per common share:

                                               THREE MONTHS ENDED JUNE 30                    SIX MONTHS ENDED JUNE 30
                                          --------------------------------------------------------------------------------
                                               1999                 1998                    1999                 1998
                                          --------------------------------------------------------------------------------
     Numerator:
     Net loss                             $(348,426,000)      $(104,302,000)            $(578,845,000)       $(197,974,000)
     Preferred stock dividend               (15,333,000)         (3,759,000)              (28,425,000)          (7,397,000)
                                          --------------------------------------------------------------------------------
     Loss available to common
         shareholders                     $(363,759,000)      $(108,061,000)            $(607,270,000)       $(205,371,000)
                                          --------------------------------------------------------------------------------
     Denominator for basic net loss
        per common share                     74,419,000          38,611,000                69,131,000           35,448,000
     Effect of dilutive securities                   --                  --                        --                   --
                                          --------------------------------------------------------------------------------
     Denominator for diluted net loss
         per common share                    74,419,000          38,611,000                69,131,000           35,448,000
                                          --------------------------------------------------------------------------------
     Basic and diluted net loss per
         common share                            $(4.89)             $(2.80)                   $(8.78)              $(5.79)
                                          ================================================================================

The shares issuable upon the exercise of stock options and warrants and upon the conversion of convertible securities are excluded from the calculation of net loss per common share as their effect would be antidilutive.

NOTE I - COMPREHENSIVE LOSS

The Company's comprehensive loss for the three and six months ended June 30, 1999 and 1998 was $(441,282,000), $(112,516,000), $(785,820,000) and
$(187,863,000), respectively.

                        NTL Incorporated and Subsidiaries
 Notes to Condensed Consolidated Financial Statements - (unaudited) (continued)


NOTE J - SEGMENT DATA

                                                               Local Telecoms      National        Corporate
                                               Broadcast       and Television      Telecoms        and Other      Total
                                               ---------       --------------      --------        ---------      -----
                                                               (in thousands)
Six Months Ended June 30, 1999
Revenues                                         $89,733          $365,320         $218,585        $     --      $ 673,638
EBITDA (1)                                        52,790           100,644           46,693        (130,236)        69,891

Six Months Ended June 30, 1998
Revenues                                        $ 66,892          $130,179         $102,660          $2,375       $302,106
EBITDA (1)                                        44,187            31,768           13,741         (56,471)        33,225

Total assets
June 30, 1999                                   $712,892        $5,438,369         $898,519      $1,820,733     $8,870,513
December 31, 1998                                289,068         3,100,492          761,097       2,043,440      6,194,097

(1) Represents earnings before interest, taxes, depreciation and amortization, corporate expenses and franchise fees.

The reconciliation of segment combined EBITDA to net loss is as follows:

                                                                                     SIX MONTHS ENDED JUNE 30
                                                                                ---------------------------------
                                                                                     1999                 1998
                                                                                ---------------------------------
                                                                                           (In thousands)
     Segment Combined EBITDA                                                    $    69,891            $   33,225

     (Add) Deduct:
     Franchise fees                                                                  14,577                12,506
     Corporate expenses                                                              13,709                 7,779
     Depreciation and amortization                                                  331,739                95,567
     Interest and other income                                                      (20,734)              (23,478)
     Interest expense                                                               298,542               141,622
     Foreign currency transaction (gains) losses                                     10,903                (2,797)
                                                                                ---------------------------------
                                                                                    648,736               231,199
                                                                                ---------------------------------
     Net (loss)                                                                   $(578,845)            $(197,974)
                                                                                =================================

                        NTL Incorporated and Subsidiaries
 Notes to Condensed Consolidated Financial Statements - (unaudited) (continued)


NOTE K - COMMITMENTS AND CONTINGENT LIABILITIES

As of June 30, 1999, the Company was committed to pay approximately $261,000,000 for equipment and services. In addition, NTL Australia has operations and maintenance contracts through 2004 with an aggregate annual commitment of approximately $18,000,000.

The Company has various licenses for its cable television, telephone and telecommunications business, and for its transmission and distribution services. The Company paid approximately $3,600,000 in license fees in the six months ended June 30, 1999.

Pursuant to the terms of the Company's local delivery operator license ("LDL") for Northern Ireland, a subsidiary of the Company is required to make annual cash payments to the ITC for 15 years in the amount of approximately pound sterling 15.4 million ($25 million) (subject to adjustment for inflation). This is in addition to the percentages of qualifying revenue payments of 0% for the first ten years and 2% for the last five years of the LDL.

The Company is involved in, or has been involved in, certain disputes and litigation arising in the ordinary course of its business. None of these matters are expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

NOTE L - SUBSEQUENT EVENTS

In July 1999, the Company acquired Cablelink Limited ("Cablelink"), Ireland's largest cable television provider. Cablelink provides multi-channel television and information services in Dublin, Galway and Waterford. Cablelink holds licenses to provide analog and digital television services over cable and microwave in its franchises for 15 years, as well as a full service license to provide public telephony, Internet and other value-added services throughout Ireland. The Company acquired Cablelink for 542.18 million Irish punts (approximately $702 million), of which 462.18 million Irish punts ($598 million) was paid in cash and the Company issued 80 million Irish punts ($104 million) principal amount Variable Rate Redeemable Guaranteed Loan Notes due 2002 (the "Guaranteed Notes"). The Company borrowed approximately $705 million, including fees, under a bridge financing commitment for the purchase of Cablelink, a portion of which (87 million Irish punts) ($113 million) was used for cash collateral for the Guaranteed Notes.

Also in July 1999, the Company acquired certain broadband cable franchises from British Telecommunications plc ("BT") for an aggregate of up to pound sterling 19 million ($30.0 million). The Company paid approximately pound sterling 5 million ($7.9 million) on closing and will pay up to pound sterling 14 million ($22.1 million) on completion of the upgrade of certain networks. The Company expects to invest approximately pound sterling 15 million ($23.7 million) to upgrade the networks for digital cable, interactive services and high speed Internet access. The Company leases the networks from BT on a long-term basis for an annual lease payment of approximately pound sterling 3.9 million ($6.2 million).

                        NTL Incorporated and Subsidiaries
 Notes to Condensed Consolidated Financial Statements - (unaudited) (continued)


NOTE L - SUBSEQUENT EVENTS - CONTINUED

In August 1999, France Telecom completed its initial investment of $1.0 billion in the Company that was announced in July 1999. France Telecom purchased 750,000 shares of $1,000 par value 5% preferred stock, convertible into common stock at $125 per share, and approximately 2.7 million shares of common stock at $92.50 per share.

In August 1999, the Company purchased four of the five franchise areas comprising the "1G Networks" of France Telecom. The 1G Networks provide multi-channel television services in four franchise areas in Ile-de-France (Greater Paris) and in the franchise area of Toulon and LaValette. The Company will hold exclusive licenses to provide analog and digital television services over the 1G Networks. The Company acquired the four franchise areas in Ile-de-France for approximately 264.3 million French Francs (approximately $43 million) and paid approximately 12.3 million French Francs ($2 million) into escrow as a deposit for Toulon and LaValette. The balance due for Toulon and LaValette of approximately 134.3 million French Francs ($21.9 million) is payable upon the closing of that franchise area which is expected to occur in the third quarter of 1999.

In July 1999, the Company agreed to acquire the consumer cable telephone, Internet and television operations of Cable & Wireless Communications, plc ("CWC"). The Company will issue 54.4 million new shares of NTL common stock and pay pound sterling 2.85 billion ($4.6 billion) in cash representing approximately pound sterling6.3 billion ($10 billion) in total equity consideration. The Company will also discharge, refinance or assume approximately pound sterling 1.9 billion ($3 billion) of CWC's net debt, plus further debt up to an agreed amount of CWC cash outflow through closing. The transaction is subject to various approvals and other conditions. The Company has obtained a financing commitment for up to approximately pound sterling 2.1 billion ($3.3 billion) to fund a portion of the cost of this acquisition, as well as an additional investment by France Telecom, as described below.

In connection with the CWC acquisition, the Company announced that France Telecom agreed to invest an additional $4.5 billion in the Company. France Telecom will invest $2.5 billion in the Company's common stock issued at $92.50 per share and $2.0 billion in convertible preferred stock with a 5% dividend and a conversion price of $125 per share. The closing of this additional investment is subject to the completion of the CWC acquisition, unless France Telecom elects to accelerate the closing of this investment. In the event
France Telecom elects to accelerate the closing of the investment, the proceeds will be used as mutually agreed by the Company and France Telecom prior to such closing.

                        NTL Incorporated and Subsidiaries


ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
               OPERATIONS AND FINANCIAL CONDITION.


The following table illustrates the number of homes passed, the number of homes marketed and the total number of customers for the Company's newly constructed dual network.


                        NTL Incorporated and Subsidiaries

---------------------------------------------------------------------------------------------------------------------
                                           BEFORE RECENT ACQUISITIONS               COMBINED NTL(2)    PROFORMA NTL(3)
---------------------------------------------------------------------------------------------------------------------
                                   06/30/98        12/31/98          06/30/99           06/30/99            06/30/99
---------------------------------------------------------------------------------------------------------------------
Homes passed                      1,134,300       1,247,200         1,312,500          3,624,600           4,044,600
---------------------------------------------------------------------------------------------------------------------
Homes marketed (Tel.)               957,900       1,064,600         1,123,600          3,079,800           3,079,800
---------------------------------------------------------------------------------------------------------------------
Homes marketed (CATV)               957,900       1,064,600         1,123,600          3,196,500           3,616,500
---------------------------------------------------------------------------------------------------------------------
Total customers                     389,200         471,000           516,300          1,256,000           1,627,700
---------------------------------------------------------------------------------------------------------------------
     Dual                           354,200         434,000           475,700            847,000             847,000
---------------------------------------------------------------------------------------------------------------------
     Telephone-only                  14,900          16,100            16,300            283,100             283,100
---------------------------------------------------------------------------------------------------------------------
     Cable-only                      20,100          20,800            24,300            125,900             497,600
---------------------------------------------------------------------------------------------------------------------
Total RGUs (1)                      743,400         905,100           992,000          2,103,000           2,474,700
---------------------------------------------------------------------------------------------------------------------
Customer penetration                 41%                44%               46%                39%                 45%
---------------------------------------------------------------------------------------------------------------------
RGU penetration                      78%                85%               88%                66%                 68%
---------------------------------------------------------------------------------------------------------------------
Telephone penetration                39%                42%               44%                37%                 37%
---------------------------------------------------------------------------------------------------------------------
Cable penetration                    39%                43%               45%                30%                 37%
---------------------------------------------------------------------------------------------------------------------


(1) An RGU (revenue generating unit) is one cable television account or one telephone account; a dual customer generates two RGUs.

(2) Includes Comcast UK, ComTel, and Diamond Cable. Excludes 50% ownership of Cable London.

(3)      Proforma for the acquisition of Cablelink.

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

                              RESULTS OF OPERATIONS

As a result of the completion of the acquisitions of ComTel Limited and Telecential Communications (collectively "ComTel"), Comcast UK Cable Partners Limited ("NTL Bermuda") and Eastern Group Telecoms ("EGT") in the second and third quarters of 1998, Diamond Cable Communications plc ("Diamond") in March 1999 and the Australian National Transmission Network ("NTL Australia") in April 1999, the Company consolidated the results of operations of these businesses from the dates of acquisition. The results of these businesses are not included in the 1998 results except for the results of operations of the businesses acquired upon the completion of the first stage of the ComTel acquisition in June 1998.

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Local telecommunications and television revenues increased to $196,493,000 from $68,595,000 as a result of acquisitions and from customer growth that increased the Company's current revenue stream. The 1999 and 1998 revenue includes $110,607,000 and $1,742,000, respectively, from acquired companies. The Company expects its customer base to continue to increase which will drive further revenue growth as the Company completes the construction of its broadband network past the remaining homes in its franchise areas.

National and international telecommunications revenues increased to $112,855,000 from $51,648,000 as a result of acquisitions, which was $36,677,000 of the increase, and from increases in business telecommunications revenues, Internet services revenues and carrier services revenues. Business telecommunications and Internet services revenues increased primarily as a result of customer growth. The Company expects its business telecommunications and Internet services customer base to continue to increase which will drive further revenue growth. The Company is expanding its sales and marketing effort to business customers and for Internet services in its completed network. Carrier services revenues increased due to growth in satellite services and telephone services provided by the Company's wholesale operation to broadcasters and telephone companies, respectively. Revenue growth in carrier services is primarily dependent upon the Company's ability to continue to attract new customers and expand services to existing customers. Recent new contracts should contribute to revenue growth in the near term.

                        NTL Incorporated and Subsidiaries


Broadcast transmission and other revenues increased to $50,909,000 from $33,474,000 due to revenues of $10,131,000 from NTL Australia in 1999 and from increases in broadcast television and FM radio customers and accounts, which exceeded price cap reductions in the Company's regulated services. Broadcast television revenues are expected to increase in the future as digital broadcasting revenues increase.

Other telecommunications revenues decreased to none from $597,000 due to the sales of the assets of the Company's wholly-owned subsidiary, OCOM Corporation, to AirTouch Communications, Inc. and to Cellular Communications of Puerto Rico, Inc. during 1998.

Operating expenses increased to $167,832,000 from $78,021,000 as a result of increases in interconnection costs and programming costs due to customer growth. The 1999 and 1998 expense includes $74,845,000 and $1,213,000, respectively, from acquired companies.

Selling, general and administrative expenses increased to $155,101,000 from $56,799,000 as a result of increases in telecommunications and CATV sales and marketing costs and increases in additional personnel and overhead to service the increasing customer base. In addition, $23,730,000 of the increase was due to the new national brand and advertising campaign which began in the second quarter of 1999 and will continue through 1999. The 1999 and 1998 expense includes $57,736,000 and $956,000, respectively, from acquired companies.

Franchise fees increased to $7,729,000 from $6,311,000. The 1999 amount includes Diamond franchise fees of $1,500,000.

Corporate expenses increased to $8,457,000 from $4,137,000 primarily due to an increase in various overhead costs.

Depreciation and amortization expense increased to $190,005,000 from $49,711,000 due to an increase in depreciation of telecommunications and CATV equipment. The 1999 expense includes $115,417,000 from acquired companies, including amortization of acquisition related intangibles.

Interest expense increased to $167,719,000 from $83,564,000 due to the issuance of additional debt, and the increase in the accretion of original issue discount on the deferred coupon notes. The 1999 expense includes $52,273,000 from acquired companies. Interest of $32,020,000 and $18,381,000 was paid in the three months ended June 30, 1999 and 1998, respectively.

Foreign currency transaction gains (losses) decreased to a loss of $21,561,000 from a gain of $1,592,000 due to net foreign currency transaction losses of $32,645,000 from acquired companies in 1999, offset by favorable changes in the exchange rate subsequent to the issuance by NTL Communications in March 1998 and April 1999 of new debt denominated in British pounds sterling.

                        NTL Incorporated and Subsidiaries

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Local telecommunications and television revenues increased to $365,320,000 from $130,179,000 as a result of acquisitions and from customer growth that increased the Company's current revenue stream. The 1999 and 1998 revenue includes $195,440,000 and $1,742,000, respectively, from acquired companies. The Company expects its customer base to continue to increase which will drive further revenue growth as the Company completes the construction of its broadband network past the remaining homes in its franchise areas.

National and international telecommunications revenues increased to $218,585,000 from $102,660,000 as a result of acquisitions, which was $65,442,000 of the increase, and from increases in business telecommunications revenues, Internet services revenues and carrier services revenues. Business telecommunications and Internet services revenues increased primarily as a result of customer growth. The Company expects its business telecommunications and Internet services customer base to continue to increase which will drive further revenue growth. The Company is expanding its sales and marketing effort to business customers and for Internet services in its completed network. Carrier services revenues increased due to growth in satellite services and telephone services provided by the Company's wholesale operation to broadcasters and telephone companies, respectively. Revenue growth in carrier services is primarily dependent upon the Company's ability to continue to attract new customers and expand services to existing customers. Recent new contracts should contribute to revenue growth in the near term.

Broadcast transmission and other revenues increased to $89,733,000 from $66,892,000 due to revenues of $10,131,000 from NTL Australia in 1999 and from increases in broadcast television and FM radio customers and accounts, which exceeded price cap reductions in the Company's regulated services. Broadcast television revenues are expected to increase in the future as digital broadcasting revenues increase.

Other telecommunications revenues decreased to none from $2,375,000 due to the sales of the assets of the Company's wholly-owned subsidiary, OCOM Corporation, to AirTouch Communications, Inc. and to Cellular Communications of Puerto Rico, Inc. during 1998.

Operating expenses increased to $329,376,000 from $155,354,000 as a result of increases in interconnection costs and programming costs due to customer growth. The 1999 and 1998 expense includes $116,001,000 and $1,213,000, respectively, from acquired companies.

Selling, general and administrative expenses increased to $274,371,000 from $113,527,000 as a result of increases in telecommunications and CATV sales and marketing costs and increases in additional personnel and overhead to service the increasing customer base. In addition, $23,730,000 of the increase was due to the new national brand and advertising campaign which began in the second quarter of 1999 and will continue through 1999. The 1999 and 1998 expense includes $103,069,000 and $956,000, respectively, from acquired companies.

Franchise fees increased to $14,577,000 from $12,506,000. The 1999 amount includes Diamond franchise fees of $2,017,000.

                        NTL Incorporated and Subsidiaries


Corporate expenses increased to $13,709,000 from $7,779,000 primarily due to an increase in various overhead costs.

Depreciation and amortization expense increased to $331,739,000 from $95,567,000 due to an increase in depreciation of telecommunications and CATV equipment. The 1999 expense includes $178,748,000 from acquired companies, including amortization of acquisition related intangibles.

Interest expense increased to $298,542,000 from $141,622,000 due to the issuance of additional debt, and the increase in the accretion of original issue discount on the deferred coupon notes. The 1999 expense includes $77,480,000 from acquired companies. Interest of $92,172,000 and $39,658,000 was paid in the six months ended June 30, 1999 and 1998, respectively.

Foreign currency transaction gains (losses) decreased to a loss of $10,903,000 from a gain of $2,797,000 due to net foreign currency transaction losses of $36,223,000 from acquired companies in 1999, offset by favorable changes in the exchange rate subsequent to the issuance by NTL Communications in March 1998 and April 1999 of new debt denominated in British pounds sterling.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company will continue to require significant amounts of capital to finance construction of its local and national networks in the United Kingdom, for connection of telephone, telecommunications, Internet and CATV customers to the networks, for other capital expenditures in the United Kingdom and for debt service. The Company estimates that these requirements, net of cash from operations, will aggregate approximately $575 million in the second half of 1999. The Company intends to fund these net requirements from cash and securities on hand of $1.1 billion as of June 30, 1999. The Company's commitments for equipment and services in the United Kingdom at June 30, 1999 of approximately $247 million are included in the anticipated requirements.

The Company is highly leveraged. The accreted value at June 30, 1999 of the Company's consolidated long-term indebtedness, including the Redeemable Preferred Stock, is approximately $6.7 billion, representing approximately 84% of total capitalization. The following summarizes the terms of those notes and Redeemable Preferred Stock issued by the Company and its subsidiaries.

                        NTL Incorporated and Subsidiaries

NTL Communications:

(1) 12-3/4% Series A Senior Deferred Coupon Notes due April 15, 2005, principal amount at maturity of $278 million, interest payable semi-annually beginning on October 15, 2000, redeemable at the Company's option on or after April 15, 2000;

(2) 11-1/2% Series B Senior Deferred Coupon Notes due February 1, 2006, principal amount at maturity of $1.05 billion, interest payable semi-annually beginning on August 1, 2001, redeemable at the Company's option on or after February 1, 2001;

(3) 10% Series B Senior Notes due February 15, 2007, principal amount of $400 million, interest payable semi-annually from August 15, 1997, redeemable at the Company's option on or after February 15, 2002;

(4) 9-1/2% Senior Sterling Notes due April 1, 2008, principal amount of pound sterling 125 million ($200 million), interest payable semi-annually from October 1, 1998, redeemable at the Company's option on or after April 1, 2003;

(5) 10-3/4% Senior Deferred Coupon Sterling Notes due April 1, 2008, principal amount at maturity of pound sterling 300 million ($480 million), interest payable semi-annually from October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

(6) 9-3/4% Senior Deferred Coupon Notes due April 1, 2008, principal amount at maturity of $1.3 billion, interest payable semi-annually from October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

(7) 9-3/4% Senior Deferred Coupon Sterling Notes due April 15, 2009, principal amount at maturity of pound sterling 330 million ($528 million), interest payable semi-annually from October 15, 2004, redeemable at the Company's option on or after April 15, 2004;

(8) 11-1/2% Senior Notes due October 1, 2008, principal amount of $625 million, interest payable semi-annually from April 1, 1999, redeemable at the Company's option on or after October 1, 2003;

(9) 12-3/8% Senior Deferred Coupon Notes due October 1, 2008, principal amount at maturity of $450 million, interest payable semi-annually from April 1, 2004, redeemable at the Company's option on or after October 1, 2003; and

(10) 7% Convertible Subordinated Notes due December 15, 2008, principal amount of $600 million, interest payable semi-annually from June 15, 1999, convertible into shares of the Company's common stock at a conversion price of $61.25 per share, redeemable at the Company's option on or after December 15, 2001;

                        NTL Incorporated and Subsidiaries


NTL Incorporated:

(11) Senior Redeemable Exchangeable Preferred Stock due February 15, 2009, stated value of $100 million, dividends accrue at 13% per annum payable quarterly in arrears, at the Company's option until February 15, 2004 dividends may be paid in cash, by the issuance of additional shares or in any combination of the foregoing, redeemable at the Company's option on or after February 15, 2002, and on any dividend payment date the Company may exchange all of the outstanding shares for 13% debentures due 2009;

NTL Bermuda:

(12) 11.2% Senior Discount Debentures due November 15, 2007, principal amount at maturity of $517.3 million, interest payable semi-annually from May 15, 2001; and

(13) pound sterling 8.5 million ($13.6 million) principal amount note payable to Comcast U.K. Holdings, Inc., interest accrues at 9% per annum, compounded semi-annually, principal plus accrued interest of $7.2 million due in September 1999;

Diamond:

(14) 13-1/4% Senior Discount Notes due September 30, 2004, principal amount at maturity of $285 million, interest payable semi-annually beginning on March 31, 2000, redeemable at Diamond's option after September 30, 1999;

(15) 11-3/4% Senior Discount Notes due December 15, 2005, principal amount at maturity of $531 million, interest payable semi-annually beginning on June 15, 2001, redeemable at Diamond's option on or after December 15, 2000;

(16) 10-3/4% Senior Discount Notes due February 15, 2007, principal amount at maturity of $421 million, interest payable semi-annually beginning on August 15, 2002;

(17) 10% Senior Notes due February 1, 2008, issued by Diamond Holdings plc, a wholly-owned subsidiary of Diamond, principal amount of pound sterling 135 million ($216 million), interest payable semi-annually as of August 1, 1998;

(18) 9-1/8% Senior Notes due February 1, 2008, issued by Diamond Holdings plc, principal amount of $110 million, interest payable semi-annually as of August 1, 1998; and

(19) mortgage of pound sterling 2.5 million ($4.0 million) to fund the construction of an office building, repayable over 20 years as of July 31, 1995, interest at LIBOR plus 1-1/2%.

                        NTL Incorporated and Subsidiaries

The Company has other significant commitments or potential commitments in addition to those described above. These are as follows:

(1) Pursuant to the terms of the Northern Ireland LDL, a subsidiary of the Company is required to make annual cash payments to the ITC for 15 years in the amount of approximately pound sterling 15.4 million (subject to adjustment for inflation) in addition to the percentages of qualifying revenue payments of 0% for the first ten years and 2% for the last five years of the LDL.

(2) Pursuant to an agreement with TeleWest Communications plc relating to NTL Bermuda's and TeleWest's respective 50% ownership interests in Cable London PLC, in July 1999, NTL Bermuda notified TeleWest of the price at which it is willing to sell its 50% ownership in Cable London to TeleWest. TeleWest is now required to notify NTL Bermuda in August 1999 whether it will, at that price, purchase NTL Bermuda's 50% interest or sell its 50% interest to NTL Bermuda. The Company has received an indication from a prominent investment banking firm of its willingness to provide financing in the event that NTL Bermuda is the buyer of the Cable London interest.

(3) In April 1999, NTL Australia purchased all of the shares of the entity which owns the Australian National Transmission Network. The Company currently expects that NTL Australia will be able to fund its capital expenditures in the second half of 1999 with cash on hand of $10 million at June 30, 1999 and cash from its operations.

(4) In July 1999, the Company acquired Cablelink Limited ("Cablelink"), Ireland's largest cable television provider. The Company acquired Cablelink for 542.18 million Irish punts (approximately $702 million), of which 462.18 million Irish punts ($598 million) was paid in cash and the Company issued 80 million Irish punts ($104 million) principal amount Variable Rate Redeemable Guaranteed Loan Notes due 2002 (the "Guaranteed Notes"). Interest on the Guaranteed Notes is payable quarterly beginning September 30, 1999 at EURIBOR. The Guaranteed Notes may be redeemed at any time, at the option of the holder, at par plus accrued and unpaid interest to the date of the redemption. The Guaranteed Notes are subject to mandatory redemption in January 2002.

         The Company issued $705 million principal amount Senior Increasing Rate Notes due 2000 (the "Senior Notes") under a bridge financing commitment for the purchase of Cablelink. A portion of the proceeds from the issuance of the Senior Notes (87 million Irish punts) ($113 million) was used for cash collateral for the Guaranteed Notes. Interest on the Senior Notes is payable quarterly beginning September 30, 1999 at the higher of: (i) the Citibank, NA base rate plus 3%, (ii) three month LIBOR plus 3%, or (iii) the highest yield on any of the 1, 3, 5 and 10 year direct obligations issued by the government of the United States plus 3.5%. The interest rate on any unpaid principal will increase by a further 0.5% every three months, not to exceed 16%. The current interest rate is 12%. On June 8, 2000, the Senior Notes are subject to a mandatory exchange for, at the option of the holder, either an "Extended Note" in a principal amount equal to the principal amount of the Senior Notes, or a "Rollover Note" in a principal amount equal to the principal amount of the Senior Notes plus 3% of such principal amount.

                        NTL Incorporated and Subsidiaries


         The Extended Note shall accrue interest at 14% per annum and shall mature no later than ten years after issuance. The Rollover Note shall accrue interest at 14% per annum and mature ten years after issuance.

(5) In July 1999, the Company agreed to acquire the consumer cable telephone, Internet and television operations of Cable & Wireless Communications, plc ("CWC"). The Company will issue 54.4 million new shares of NTL common stock and pay pound sterling 2.85 billion ($4.6 billion) in cash representing approximately pound sterling 6.3 billion ($10 billion) in total equity consideration. The Company will also discharge, refinance or assume approximately pound sterling 1.9 billion ($3 billion) of CWC's net debt, plus further debt up to an agreed amount of CWC cash outflow through the closing. The transaction is subject to various approvals and other conditions. The Company has obtained a financing commitment for up to approximately pound sterling 2.1 billion ($3.3 billion) to fund a portion of the cost of this acquisition. The commitment is subject to the preparation, execution and delivery of loan documentation and the accuracy and completeness of representations. The commitment expires in November 1999 unless definitive documentation has been executed and delivered.

(6) In July 1999, the Company acquired certain broadband cable franchises from British Telecommunications plc ("BT") for an aggregate of up to pound sterling 19 million ($30.0 million). The Company paid approximately pound sterling 5 million ($7.9 million) on closing and will pay up to pound sterling 14 million ($22.1 million) on completion of the upgrade of certain networks. The Company expects to invest approximately pound sterling 15 million ($23.7 million) to upgrade the networks for digital cable, interactive services and high speed Internet access. The Company leases the networks from BT on a long-term basis for an annual lease payment of approximately pound sterling 3.9 million ($6.2 million).

(7) In August 1999, the Company purchased four of the five franchise areas comprising the "1G Networks" of France Telecom. The 1G Networks provide multi-channel television services in four franchise areas in Ile-de-France (Greater Paris) and in the franchise area of Toulon and LaValette. The Company will hold exclusive licenses to provide analog and digital television services over the 1G Networks. The Company acquired the four franchise areas in Ile-de-France for approximately
         264.3 million French Francs (approximately $43 million) and paid approximately 12.3 million French Francs ($2 million) into escrow as a deposit for Toulon and LaValette. The balance due for Toulon and LaValette of approximately 134.3 million French Francs ($21.9 million) is payable upon the closing of that franchise area which is expected to occur in the third quarter of 1999.

                        NTL Incorporated and Subsidiaries


In July 1999, the Company announced that France Telecom agreed to invest a total of $5.5 billion in the Company which includes an initial investment of $1 billion. France Telecom will invest $2.75 billion in the Company's common stock issued at $92.50 per share and $2.75 billion in convertible preferred stock with a 5% dividend and a conversion price of $125 per share. In August 1999, France Telecom completed its $1 billion initial investment through the purchase of 750,000 shares of the preferred stock and approximately 2.7 million shares of common stock. The closing of the additional investment is subject to the completion of the CWC acquisition, unless France Telecom elects to accelerate the closing of this investment. In the event France Telecom elects to accelerate the closing of the investment, the proceeds will be used as mutually agreed by NTL and France Telecom prior to such closing.

From time to time the Company may fund its capital requirements outside the United Kingdom and Ireland from dividends from NTL Communications subject to certain conditions under the indentures. NTL Communications distributed $500 million to the Company in April 1999. NTL Communications may use cash from equity proceeds in excess of cumulative EBITDA (as defined in the indentures) minus 1.5 times cumulative interest expense plus capital stock proceeds, for dividend payments to the extent such funds are not used for other Restricted Payments (as defined in the indentures). The Senior Notes issued by NTL Communications in connection with the Cablelink acquisition prohibits NTL Communications from making dividend payments or other distributions to the Company. The Company intends to repay certain amounts to NTL Communications when funds become available. Currently there are no funds available to the Company from NTL Communications due to these conditions and restrictions.

The development, construction and operations of the Company's combined telecommunications networks in the United Kingdom will require substantial capital. In addition, the Company will require capital for its obligations, and for the other capital expenditures and other obligations of its subsidiaries. The Company will also require significant amounts of capital for the acquisitions described above and for the capital expenditures of those businesses. The Company intends to fund these requirements from cash and securities on hand, cash from operations, the initial $1 billion France Telecom investment, and the pound sterling 2.1 billion ($3.3 billion) financing commitment and $4.5 billion additional France Telecom investment in connection with the CWC acquisition. There can be no assurance that: (i) actual construction costs will not exceed the amounts estimated or that additional funding substantially in excess of the amounts estimated will not be required,
(ii) additional financing will be obtained or will be available on acceptable terms, (iii) conditions precedent to advances under future credit facilities will be satisfied when funds are required, (iv) the Company and its subsidiaries will be able to generate sufficient cash from operations to meet capital requirements, debt service and other obligations when required, (v) the Company will be able to access such cash flow or (vi) the Company will not incur losses from its exposure to exchange rate fluctuations or be adversely affected by interest rate fluctuations.

                        NTL Incorporated and Subsidiaries


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

The Company's operations are conducted through its direct and indirect wholly-owned subsidiaries. As a holding company, the Company holds no significant assets other than cash, securities and its investments in and advances to its subsidiaries. The Company's ability to pay cash dividends to its stockholders may be dependent upon the receipt of sufficient funds from its subsidiaries. The Company's wholly-owned subsidiary, NTL Communications Corp., is also a holding company that conducts its operations through its subsidiaries. Accordingly, NTL Communications Corp.'s ability to make scheduled interest and principal payments when due to holders of its indebtedness may be dependent upon the receipt of sufficient funds from its subsidiaries.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash provided by operating activities was $46,050,000 and $7,716,000 in the six months ended June 30, 1999 and 1998, respectively. The change is primarily due to changes in operating assets and liabilities.

Purchases of fixed assets were $559,347,000 in 1999 and $257,157,000 in 1998 as a result of the continuing fixed asset purchases and construction in 1999, including purchases and construction by acquired companies.

Proceeds from borrowings, net of financing costs, of $320,410,000 in 1999 is from the issuance of the 9-3/4% Notes. Proceeds from issuance of preferred stock and warrants of $500,000,000 in 1999 is from the sale of 5.25% Convertible Preferred Stock and warrants to purchase 1.2 million shares of the Company's common stock to Microsoft Corp.

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

                        NTL Incorporated and Subsidiaries


The Company has completed its compilation of equipment and systems that might be affected by Year 2000 noncompliance. An impact and risk assessment has been completed on all items to determine whether items are business critical, high priority or low priority. This assessment includes all information systems ("IS") and non-IS equipment with embedded technology such as air conditioning, generators and power supplies. The Company's billing, provisioning and customer service systems have been reviewed and modified for Year 2000 readiness. Integration testing of the complete system began in the second quarter of 1999 and is expected to require three months. Testing of other business critical and high priority items is in various stages with some areas 100% complete. The target for the completion of this testing is the end of the third quarter of 1999. Where appropriate, remedial work has been minimized by bringing forward planned system revisions and retiring old equipment. The Company is also communicating with its suppliers with respect to the high priority and business critical items. A central database has been established to insure all issues are resolved. This communication is virtually complete, and all items are now cleared or have a definite planned upgrade path. A Millennium Operations Plan is being created that details the key resources needed for problems that may arise over the Year 2000 weekend. Existing Business Continuity Plans are being reviewed and updated to account for special circumstances related to the Year 2000. These plans are expected to be finalized in the third quarter of 1999.

The Company expects to incur $13 million primarily in labor costs to compile inventories, assess risks, prioritize remediation projects, communicate with suppliers, maintain the supplier communications database, test remediations and implement remediations. The Company incurred approximately $3.2 million of this amount in 1998 and approximately $5.5 million was incurred in the first half of 1999. The expected cost includes enhancements and upgrades that are part of the normal upgrades and system revisions.

The Company currently believes that the most reasonably likely worst case scenario with respect to the Year 2000 is the failure of public electricity supplies during the millennium period. A number of critical sites have permanent automatic standby generators and uninterruptible power supplies. Where critical sites do not have permanent standby power, the Company intends to deploy its mobile generators. In addition, other telephone operators have suggested that the telephone network may overload due to excessive traffic. The Company is reviewing its "cold start" scenarios and alternative interconnection routes in the event of interruptions in the service of other telephone companies. The UK Telecoms Regulator requires evidence of contingency plans from all the major operators and the results will be shared through the Inter-Operator Forum. The Company's plans have been audited and the results are available to other operators. Either or both of the above mentioned scenarios could have a material adverse effect on operations, although it is not possible at this time to quantify the amount of revenues and gross profit that might be lost, or the costs that could be incurred.

                        NTL Incorporated and Subsidiaries


As the Year 2000 project continues, the Company may discover additional problems, may not be able to develop, implement or test remediation or contingency plans, or may find that the costs of these activities exceed current expectations. In many cases, the Company is relying on assurances from suppliers that new and upgraded information systems and other products will be Year 2000 ready. The Company is testing such third-party products, but cannot be sure that its tests will be adequate or that, if problems are identified, they will be addressed by the supplier in a timely and satisfactory way.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained herein constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include the following: general economic and business conditions, the Company's ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of new business opportunities requiring significant up-front investment, Year 2000 readiness, and availability, terms and deployment of capital.

                        NTL Incorporated and Subsidiaries


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

To the extent that the Company obtains financing in United States dollars and incurs costs in the construction and operation of its networks in the United Kingdom in British pounds sterling, it will encounter currency exchange rate risks. At June 30, 1999, the Company had approximately $340 million in pounds sterling cash and cash equivalents to reduce this risk. In addition, the Company's pounds sterling denominated Notes will also reduce this risk. Furthermore, the Company's revenues are generated primarily in British pounds sterling while its interest and principal obligations with respect to most of the Company's existing indebtedness are payable in U.S. dollars. The Company has entered into an option agreement to hedge some of the risk of exchange rate fluctuations related to interest and principal payments on U.S. dollar denominated debt and for parent company expenses up to an annual limit of approximately $13 million. The Company may purchase U.S. dollars at a fixed rate of pound sterling 1 to $1.40 on specified dates through June 2001 for specified amounts of U.S. dollars. The dates and U.S. dollar amounts correspond to the Company's interest and principal payment dates and amounts for its U.S. dollar denominated debt and anticipated amounts of parent company expenses. In addition, NTL Bermuda has option agreements of pound sterling 250 million notional amount to purchase U.S. dollars at a fixed rate of pound sterling 1 to $1.35 in November 2000. This option provides a hedge against an adverse change in exchange rates when interest payments commence on NTL Bermuda's U.S. dollar denominated Discount Debentures.

The Company also incurs or will incur costs to operate its network and fund capital expenditures in Ireland, France and Australia in Irish punts, French Francs and Australian dollars, respectively. The Company also faces currency exchange rate risks for these currencies. At June 30, 1999, the Company had approximately $10 million in Australian dollar cash and cash equivalents to reduce this risk. The Company does not currently have any derivative instruments to manage its exposure to exchange rate changes in any of these currencies.

There have been no other material changes in the reported market risks since the end of the most recent fiscal year.

PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 3, 1999, the Company held its annual meeting of stockholders. The following management proposals were adopted: (i) the reelection of George S. Blumenthal, J. Barclay Knapp and Michael S. Willner to the Board of Directors and (ii) the ratification of the selection of Ernst & Young LLP as the Company's independent auditors for 1999. The shareholder's proposal regarding the adoption of the MacBride Principles was defeated.

                        NTL Incorporated and Subsidiaries


         The stockholders approved the election of George S. Blumenthal by a vote of 57,789,673 shares in favor and 27,128 shares withheld from voting. The stockholders approved the election of J. Barclay Knapp by a vote of 57,789,673 shares in favor and 27,128 shares withheld from voting. The stockholders approved the election of Michael S. Willner by a vote of 57,789,673 shares in favor and 27,128 shares withheld from voting. The stockholders approved the second proposal by a vote of 57,794,343 shares in favor, 4,072 shares against and 18,386 shares abstaining from voting. The stockholders defeated the proposal to adopt the MacBride Principles by a vote of 1,428,110 share in favor, 46,231,573 shares against and 2,063,417 shares abstaining from voting. There were 8,093,701 shares not voted of the shares outstanding that were entitled to vote.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.

         27.  Financial Data Schedule

    (b)  Reports on Form 8-K.

         During the quarter ended June 30, 1999, the Company filed the following reports on Form 8-K:

                  (i) Report dated April 1, 1999, reporting under Item 5, Other Events, the completion of the corporate restructuring to create a holding company structure.

                  (ii) Report dated April 8, 1998, reporting under Item 5, Other Events, the pricing of an issue of pound sterling 330 million pounds sterling of 9-3/4% Senior Deferred Coupon Notes due 2009.

                  (iii) Report dated April 30, 1999, reporting under Item 2, Acquisition or Disposition of Assets, that NTL Australia had completed the acquisition of the Australian National Transmission Network, and, under
                           Item 5, Other Events, that the Company will acquire Cablelink Limited and the 1G Networks.

                  (iv) Report dated May 26, 1999, reporting under Item 5, Other Events, that NTL Communications Corp. called for redemption of all its $275 million principal amount Convertible Subordinated Notes due 2008.

                  (v) Report dated June 23, 1999, reporting under Item 5, Other Events, that it had filed a Registration Statement with respect to a proposed public offering.

         There were no financial statements filed with any of these reports.

                        NTL Incorporated and Subsidiaries


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NTL INCORPORATED


Date:  August 13, 1999               By:  /s/ J. Barclay Knapp
                                          -------------------------
                                          J. Barclay Knapp
                                          President and Chief Executive Officer


Date:  August 13, 1999               By:  /s/ Gregg Gorelick
                                          --------------------------
                                          Gregg Gorelick
                                          Vice President-Controller
                                          (Principal Accounting Officer)