Form 10-Q
period 1999-09-30
NTL INC/NY/
filed 1999-11-12
CIK 1083198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                          Commission File No. 0-25691
                                              -------

                                NTL INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     13-4051921
------------------------------------        ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)


110 East 59th Street, New York, New York                               10022
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

                                 Yes  X  No
                                     ---    ---

The number of shares outstanding of the issuer's common stock as of September 30, 1999 was 105,355,584.

                        NTL Incorporated and Subsidiaries


                                      Index


PART I.  FINANCIAL INFORMATION                                             Page

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets-
         September 30, 1999 and December 31, 1998 ........................   2

         Condensed Consolidated Statements of Operations-
         Three and nine months ended September 30, 1999 and 1998 .........   4

         Condensed Consolidated Statement of Shareholders' Equity-
         Nine months ended September 30, 1999 ............................   5

         Condensed Consolidated Statements of Cash Flows-
         Nine months ended September 30, 1999 and 1998 ...................   7

         Notes to Condensed Consolidated Financial Statements ............   8

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition ..............................  17

Item 3.  Quantitative and Qualitative Disclosure about Market Risk .......  29

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ................................  30

SIGNATURES ...............................................................  32

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                        NTL Incorporated and Subsidiaries
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)




                                                                     SEPTEMBER 30,         DECEMBER 31,
                                                                         1999                  1998
                                                                    ----------------------------------
                                                                     (unaudited)            (see note)
ASSETS
Current assets:
   Cash and cash equivalents                                        $  1,265,613           $   736,265
   Marketable securities                                                 302,197               260,631
   Accounts receivable - trade, less allowance for doubtful
     account of $72,486 (1999) and $38,475 (1998)                        322,476               152,356
   Other                                                                  78,790                55,248
                                                                    ----------------------------------
Total current assets                                                   1,969,076             1,204,500

Fixed assets, net                                                      5,484,183             3,854,430
Intangible assets, net                                                 3,032,589               725,028
Investment in Cable London PLC, net of accumulated
  amortization of $16,879 (1999) and $3,093 (1998)                       207,038               229,093
Other assets, net of accumulated amortization
  of $43,882 (1999) and $56,264 (1998)                                   334,431               181,046
                                                                    ----------------------------------
Total assets                                                        $ 11,027,317           $ 6,194,097
                                                                    ==================================

                        NTL Incorporated and Subsidiaries
                Condensed Consolidated Balance Sheets - continued
                             (dollars in thousands)

                                                                              SEPTEMBER 30,          DECEMBER 31,
                                                                                  1999                   1998
                                                                              -----------------------------------
                                                                              (unaudited)             (see note)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                           $    248,431           $    167,079
   Accrued expenses and other                                                      394,361                221,070
   Accrued construction costs                                                       83,596                 88,033
   Interest payable                                                                 27,077                 34,258
   Deferred revenue                                                                161,310                 69,820
   Current portion of long-term debt                                               114,976                 23,691
                                                                              -----------------------------------
Total current liabilities                                                        1,029,751                603,951

Long-term debt                                                                   7,482,814              5,043,803
Commitments and contingent liabilities
Deferred income taxes                                                               89,574                 67,062
Senior redeemable exchangeable preferred stock - $.01 par value, plus accreted dividends; liquidation preference $138,000; less unamortized discount of $2,900 (1999) and $3,133 (1998); issued
  and outstanding 138,000 (1999) and 125,000 (1998) shares                         137,175                124,127

Shareholders' equity:
   Series preferred stock - $.01 par value; authorized 10,000,000 shares:
       Series A - liquidation preference $138,165; issued and
         outstanding 125,000 shares                                                      2                      2
       Series B - liquidation preference $56,252; issued and
         outstanding 52,000 shares                                                       -                      -
       Convertible Series A - liquidation preference $518,000; issued
         and outstanding 518,000 (1999) and none (1998) shares                           5                      -
       5% Series A - liquidation preference $755,000; issued and
         outstanding 755,000 (1999) and none (1998) shares                               8                      -
   Common stock - $.01 par value; authorized 400,000,000 shares; issued
     and outstanding 105,356,000 (1999) and 60,249,000 (1998) shares                 1,054                    602
   Additional paid-in capital                                                    4,256,265              1,501,561
   Accumulated other comprehensive income                                          139,309                104,657
   (Deficit)                                                                    (2,108,640)            (1,251,668)
                                                                              -----------------------------------
                                                                                 2,288,003                355,154
                                                                              -----------------------------------
Total liabilities and shareholders' equity                                    $ 11,027,317           $  6,194,097
                                                                              ===================================

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

See accompanying notes.

                        NTL Incorporated and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                  (dollars in thousands, except per share data)


                                                                THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                   SEPTEMBER 30                          SEPTEMBER 30
                                                          -----------------------------        ------------------------------
                                                              1999               1998              1999                1998
                                                          -----------------------------        ------------------------------
REVENUES
Local telecommunications and television                   $  220,262          $  84,366        $   585,582         $  214,545
National and international telecommunications                141,595             64,185            360,180            166,845
Broadcast transmission and other                              55,198             33,933            144,931            100,825
Other telecommunications                                           -                  -                  -              2,375
                                                          -----------------------------        ------------------------------
                                                             417,055            182,484          1,090,693            484,590

COSTS AND EXPENSES
Operating expenses                                           206,839             88,122            536,215            243,476
Selling, general and administrative expenses                 144,811             78,543            419,182            192,070
Franchise fees                                                 7,710              6,223             22,287             18,729
Corporate expenses                                             7,373              4,018             21,082             11,797
Depreciation and amortization                                201,888             61,218            533,627            156,785
                                                          -----------------------------        ------------------------------
                                                             568,621            238,124          1,532,393            622,857
                                                          -----------------------------        ------------------------------
Operating (loss)                                            (151,566)           (55,640)          (441,700)          (138,267)

OTHER INCOME (EXPENSE)
Interest and other income                                     13,416             16,318             34,150             39,796
Interest expense                                            (186,670)           (84,800)          (485,212)          (226,422)
Foreign currency transaction gains (losses)                   46,693             (9,770)            35,790             (6,973)
                                                          ------------------------------        ------------------------------
(Loss) before extraordinary item                            (278,127)          (133,892)          (856,972)          (331,866)
(Loss) from early extinguishment of debt                           -             (4,239)                 -             (4,239)
                                                          -----------------------------        ------------------------------
Net (loss)                                                $ (278,127)        $ (138,131)       $  (856,972)        $ (336,105)
                                                          =============================        ==============================

Basic and diluted net (loss) per common share:
   (Loss) before extraordinary item                       $    (2.89)        $    (2.67)       $     (9.83)        $    (7.34)
   Extraordinary item                                              -               (.08)                 -               (.09)
                                                          -----------------------------        ------------------------------
   Net (loss)                                             $    (2.89)        $    (2.75)       $     (9.83)        $    (7.43)
                                                          =============================        ==============================

See accompanying notes.

                        NTL Incorporated and Subsidiaries
            Condensed Consolidated Statement of Shareholders' Equity
                                   (Unaudited)
                             (dollars in thousands)



                                    SERIES A           SERIES B         CONVERTIBLE
                                    PREFERRED          PREFERRED         SERIES A          5% SERIES A           COMMON STOCK -
                                      STOCK              STOCK        PREFERRED STOCK     PREFERRED STOCK        $.01 PAR VALUE
                                 SHARES     PAR     SHARES    PAR     SHARES      PAR     SHARES      PAR      SHARES         PAR
                                 -------------------------------------------------------------------------------------------------
Balance, December 31, 1998       125,000    $ 2     52,000    $ -                                               60,249,000  $  602
Exercise of stock options                                                                                        1,259,000      13
Exercise of warrants                                                                                                53,000       1
Common stock issued for cash                                                                                     2,703,000      27
Preferred stock issued for cash                                       500,000     $ 5     750,000     $ 8
Warrants issued for cash
Accreted dividends on
   preferred stock                                                     18,000       -       5,000       -
Accretion of discount on
   preferred stock
Conversion of 7% Convertible
   Subordinated Notes                                                                                            7,271,000      73
Common stock issued for                                                                                         12,750,000     127
   acquisition
Issuance of stock options in
   connection with an
   acquisition
Issuance of warrants
Stock split                                                                                                     21,071,000     211
Comprehensive income:
Net loss for the nine months
   ended September 30, 1999
Currency translation adjustment
        Total
                                 -------------------------------------------------------------------------------------------------
Balance, September 30, 1999      125,000    $ 2     52,000    $ -     518,000     $ 5     755,000     $ 8      105,356,000  $1,054
                                 =================================================================================================

See accompanying notes.

                        NTL Incorporated and Subsidiaries
            Condensed Consolidated Statement of Shareholders' Equity
                             (Unaudited) - continued
                             (dollars in thousands)

                                                                                          ACCUMULATED
                                                     ADDITIONAL                              OTHER
                                                      PAID-IN        COMPREHENSIVE       COMPREHENSIVE
                                                      CAPITAL            LOSS               INCOME          (DEFICIT)
                                                    --------------------------------------------------------------------
Balance, December 31, 1998                          $ 1,501,561                            $ 104,657        $ (1,251,668)
Exercise of stock options                                29,534
Exercise of warrants                                        314
Common stock issued for cash                            249,973
Preferred stock issued for cash                       1,233,797
Warrants issued for cash                                 16,190
 Accreted dividends on preferred stock                  (26,256)
Accretion of discount on preferred stock                   (233)
Conversion of 7% Convertible Subordinated Notes         269,212
Common stock issued for acquisition                     971,310
Issuance of stock options in connection with
   an acquisition                                         6,599
Issuance of warrants                                      4,475
Stock split                                                (211)
Comprehensive income:
Net loss for the nine months
   ended September 30, 1999                                           $ (856,972)                               (856,972)
Currency translation adjustment                                           34,652              34,652
                                                                      ----------
        Total                                                         $ (822,320)
                                                    --------------------------------------------------------------------
Balance, September 30, 1999                         $ 4,256,265                            $ 139,309        $ (2,108,640)
                                                    ====================================================================

See accompanying notes.

                        NTL Incorporated and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (dollars in thousands)

                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                   ------------------------------
                                                                       1999               1998
                                                                   ------------------------------
Net cash provided by (used in) operating activities                $    41,801        $   (27,656)

INVESTING ACTIVITIES
Acquisitions, net of cash acquired                                  (1,103,153)          (829,698)
Purchase of fixed assets                                              (858,094)          (464,944)
Increase in other assets                                               (28,770)           (10,397)
Proceeds from sale of assets                                                 -              1,312
Cash deposited into escrow for acquisitions                           (120,675)                 -
Purchase of marketable securities                                     (573,779)          (297,918)
Proceeds from sales of marketable securities                           539,760            168,650
                                                                   ------------------------------
Net cash (used in) investing activities                             (2,144,711)        (1,432,995)

FINANCING ACTIVITIES
Proceeds from borrowings, net of financing costs                     1,125,494          2,093,602
Proceeds from issuance of preferred stock and warrants               1,250,000                  -
Proceeds from issuance of common stock                                 250,000                  -
Principal payments                                                     (25,863)           (66,040)
Cash deposited into escrow for debt repayment                                -           (221,427)
Proceeds from exercise of stock options and warrants                    29,862              4,938
                                                                   ------------------------------
Net cash provided by financing activities                            2,629,493          1,811,073

Effect of exchange rate changes on cash                                  2,765             10,119
                                                                   ------------------------------
Increase in cash and cash equivalents                                  529,348            360,541
Cash and cash equivalents at beginning of period                       736,265             98,902
                                                                   ------------------------------
Cash and cash equivalents at end of period                         $ 1,265,613        $   459,443
                                                                   ==============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest exclusive of
  amounts capitalized                                              $   140,245        $    79,112
Income taxes paid                                                            -                335

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Accretion of dividends and discount on preferred stock             $    26,489        $    11,820
Conversion of Convertible Notes, net of unamortized
  deferred financing costs                                             269,285            187,012
Preferred stock issued for an acquisition                                    -            126,277
Common stock and stock options issued for an acquisition               978,036                  -

See accompanying notes.

                        NTL Incorporated and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in NTL Communications Corp.'s Annual Report on Form 10-K for the year ended December 31, 1998.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted by the Company effective January 1, 2001. The Company is evaluating the impact that the adoption of SFAS No. 133 will have on its results of operations and financial position.

In September 1999, the Company declared a 5-for-4 stock split by way of a stock dividend with respect to its common stock. The record date for this dividend was October 4, 1999 and the payment date was October 7, 1999. All common stock amounts in the Condensed Consolidated Financial Statements have been adjusted to reflect the stock split.

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

NOTE C - SALES OF COMMON STOCK, PREFERRED STOCK AND WARRANTS

In August 1999, the Company received $1.0 billion in cash from France Telecom in exchange for 750,000 shares of 5% Cumulative Participating Convertible Preferred Stock, Series A and approximately 3.4 million shares of common stock. The preferred stock has a stated value of $1,000 per share, is convertible into common stock at a conversion price of $100 per share and is redeemable in August 2009 for cash, shares of common stock or a combination of both. The preferred stock may be redeemed by the Company on the earlier of August 2006 or the date on which both the Company's common stock has traded above $120 per share for 25 consecutive trading days and August 2003. Dividends are payable quarterly at the Company's option in cash, common stock or additional shares of preferred stock. The Company issued 5,000 shares of preferred stock for dividend payments through September 30, 1999.

                        NTL Incorporated and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


NOTE C - SALES OF COMMON STOCK, PREFERRED STOCK AND WARRANTS (CONTINUED)

In January 1999, the Company received $500 million in cash from Microsoft Corp. in exchange for 500,000 shares of the Company's 5.25% Convertible Preferred Stock, Series A and warrants to purchase 1,500,000 shares of the Company's common stock at an exercise price of $67.20 per share. The warrants expire in 2004. The preferred stock is convertible into common stock at a conversion price of $80 per share. The preferred stock is redeemable in January 2009 for cash or shares of common stock. The preferred stock may be redeemed by the Company on the earlier of January 2006 or the date on which the Company's common stock has traded above $96 per share for 25 consecutive trading days. Dividends are payable quarterly at the Company's option in cash, common stock or additional shares of preferred stock. The Company issued approximately 18,000 shares of preferred stock for dividend payments through September 30, 1999.

NOTE D - INTANGIBLE ASSETS

Intangible assets consist of:

                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                            1999               1998
                                                                        ------------------------------
                                                                         (unaudited)
                                                                                (in thousands)
  License acquisition costs, net of accumulated amortization of
     $118,484 (1999) and $69,202 (1998)                                 $   190,563          $ 153,007
  Goodwill, net of accumulated amortization of $135,916 (1999) and
     $32,358 (1998)                                                       2,723,198            514,529
  Customer lists, net of accumulated amortization of $21,765 (1999)
     and $3,375 (1998)                                                      118,828             57,492
                                                                        ------------------------------
                                                                        $ 3,032,589          $ 725,028
                                                                        ==============================

In September 1999, the Company acquired the shares of Workplace Technologies plc ("Workplace"), one of the United Kingdom's leading data network service integrators, in exchange for cash of approximately 96.6 million pounds sterling ($158.3 million) and notes of approximately 4.5 million pounds sterling ($7.4 million).

In August 1999, the Company purchased four of the five franchise areas comprising the "1G Networks" of France Telecom. The 1G Networks hold exclusive licenses to provide analog and digital television services in four franchise areas in Ile-de-France (Greater Paris) and in the franchise area of Toulon and LaValette. The Company acquired the four franchise areas in Ile-de-France for approximately 265.7 million French Francs (approximately $43 million) and deposited approximately 12.3 million French Francs ($2 million) into escrow as a deposit for Toulon and LaValette. The balance due for Toulon and LaValette of approximately 137.2 million French Francs ($22.4 million) is payable upon the closing of that franchise area which is expected to occur in the fourth quarter of 1999.

                        NTL Incorporated and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


NOTE D - INTANGIBLE ASSETS (CONTINUED)

In July 1999, the Company acquired Cablelink Limited ("Cablelink"), Ireland's largest cable television provider. Cablelink provides multi-channel television and information services in Dublin, Galway and Waterford. Cablelink holds licenses to provide analog and digital television services over cable and microwave in its franchises, as well as a full service license to provide public telephony, Internet and other value-added services throughout Ireland. The Company acquired Cablelink for 535.18 million Irish punts (approximately $693 million), of which 455.18 million Irish punts ($589 million) was paid in cash and the Company issued 80 million Irish punts ($104 million) principal amount Variable Rate Redeemable Guaranteed Loan Notes due 2002.

Also in July 1999, the Company acquired certain broadband cable franchises from British Telecommunications plc ("BT") for an aggregate of up to 19 million pounds sterling ($31.2 million). The Company paid approximately 5 million pounds sterling ($8.2 million) on closing and will pay up to 14 million pounds sterling ($23.0 million) on completion of the upgrade of certain networks. The Company expects to invest approximately 15 million pounds sterling ($24.7 million) to upgrade the networks for digital cable, interactive services and high speed Internet access. The Company leases the networks from BT on a long-term basis for an annual lease payment of approximately 3.9 million pounds sterling ($6.4 million).

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

These acquisitions were accounted for as purchases, and accordingly, the net assets and results of operations have been included in the consolidated financial statements from the dates of acquisition. The aggregate purchase price of approximately $1.35 billion, including costs incurred of $12.8 million, exceeded the estimated fair value of net tangible assets acquired by $1.14 billion, which is included in goodwill. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on the estimated fair values at acquisition. Changes to the allocation of the purchase price are expected as valuations or appraisals of assets and liabilities are completed.

                        NTL Incorporated and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


NOTE D - INTANGIBLE ASSETS (CONTINUED)

In March 1999, the Company acquired Diamond Cable Communications plc ("Diamond"). The Company issued an aggregate of 15,938,000 shares of common stock in exchange for each ordinary share and deferred share of Diamond. The Company's common stock was valued at $971,437,000, the fair value at the time of the announcement. In addition, the Company issued options to purchase 153,000 shares of the Company's common stock to holders of Diamond options. The Company's stock options were valued at $6,599,000. The Company incurred costs of $8,080,000 in connection with the acquisition. The Company assumed Diamond's debt including five different notes with an aggregate principal amount at maturity of $1.6 billion. The acquisition was accounted for as a purchase, and accordingly, the net assets and results of operations of Diamond have been included in the consolidated financial statements from the date of acquisition. The aggregate purchase price of $986 million plus the fair value of liabilities assumed net of tangible assets acquired aggregated $1.3 billion, which was allocated as follows: $78 million to customer lists, $85 million to license acquisition costs and $1.16 billion to goodwill.

In  1998,  the  Company   completed  the  acquisitions  of  ComTel  Limited  and
Telecential Communications, NTL (Bermuda) Limited ("NTL Bermuda") and Eastern Group Telecoms.

The pro forma unaudited consolidated results of operations for the nine months ended September 30, 1999 and 1998 assuming consummation of these acquisitions as of January 1, 1998 are as follows:

                                                                           NINE MONTHS ENDED
                                                                              SEPTEMBER 30
                                                                      ----------------------------
                                                                           1999            1998
                                                                      ----------------------------
                                                                             (in thousands)
   Total revenue                                                      $  1,301,016      $  964,022
   (Loss) before extraordinary item                                     (1,002,333)       (728,714)
   Net (loss)                                                           (1,002,333)       (732,953)
   Basic and diluted (loss) per share before extraordinary item             (10.67)          (8.75)
   Basic and diluted net (loss) per common share                            (10.67)          (8.80)

NOTE E - PENDING ACQUISITION

In July 1999, the Company agreed to acquire the consumer cable telephone, Internet and television operations of Cable & Wireless Communications, plc ("CWC"). The Company will issue 68 million new shares of NTL common stock and pay 2.85 billion pounds sterling ($4.7 billion) in cash. The Company will also discharge, refinance or assume approximately 1.9 billion pounds sterling ($3.1 billion) of CWC's net debt, plus further debt up to an agreed amount of CWC cash outflow through closing. The transaction is subject to various approvals and other conditions. The Company and NTL Communications have obtained a financing commitment for up to approximately 2.1 billion pounds sterling ($3.5 billion) to fund a portion of the cost of this acquisition, as well as an additional investment by France Telecom, as described below.

                        NTL Incorporated and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


NOTE E - PENDING ACQUISITION (CONTINUED)

In connection with the CWC acquisition, the Company announced that France Telecom agreed to invest an additional $4.5 billion in the Company. France Telecom will invest $2.5 billion in the Company's common stock issued at $74 per share and $2.0 billion in convertible preferred stock with a 5% dividend and a conversion price of $100 per share. The closing of this additional investment is subject to the completion of the CWC acquisition, unless France Telecom elects to accelerate the closing of this investment. In the event France Telecom elects to accelerate the closing of the investment, the proceeds will be used as mutually agreed by the Company and France Telecom prior to such closing.

NOTE F - FIXED ASSETS

Fixed assets consist of:

                                      SEPTEMBER 30,          DECEMBER 31,
                                          1999                   1998
                                      -----------------------------------
                                       (unaudited)
                                                (in thousands)

     Operating equipment              $  4,942,925            $ 3,528,973
     Other equipment                       682,446                376,518
     Construction-in-progress              613,727                369,923
                                      -----------------------------------
                                         6,239,098              4,275,414
     Accumulated depreciation             (754,915)              (420,984)
                                      -----------------------------------
                                      $  5,484,183            $ 3,854,430
                                      ===================================

NOTE G - INVESTMENT IN CABLE LONDON PLC

Pursuant to an agreement with Telewest Communications plc ("Telewest") relating to NTL Bermuda's and Telewest's respective 50% ownership interests in Cable London plc ("Cable London"), in August 1999 Telewest exercised its right to purchase all of NTL Bermuda's shares of Cable London for approximately 428 million pounds sterling (approximately $705 million) in cash. The closing of the sale of NTL Bermuda's interest in Cable London is expected to take place in November 1999. The sale of the Cable London interest is an "Asset Sale" for the purposes of the Company's Indentures for certain of its notes. The Company will need to use an amount equal to the proceeds from the sale to repay subsidiary debt, invest in "Replacement Assets" or make an offer to redeem certain of its notes within 360 days after the sale.

                        NTL Incorporated and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


NOTE H - LONG-TERM DEBT

Long-term debt consists of:

                                                                          SEPTEMBER 30,         DECEMBER 31,
                                                                              1999                 1998
                                                                         ----------------------------------
                                                                             (unaudited)
                                                                                     (in thousands)
NTL Communications:
   12-3/4% Senior Deferred Coupon Notes                                  $   259,866           $   236,935
   11-1/2% Senior Deferred Coupon Notes                                      904,878               831,976
   10% Senior Notes                                                          400,000               400,000
   9-1/2% Senior Sterling Notes, less unamortized discount of $592
     (1999) and $639 (1998)                                                  205,208               206,800
   10-3/4% Senior Deferred Coupon Sterling Notes                             340,929               317,511
   9-3/4% Senior Deferred Coupon Notes                                       930,037               865,880
   9-3/4% Senior Deferred Coupon Sterling Notes                              352,540                     -
   11-1/2% Senior Notes                                                      625,000               625,000
   12-3/8% Senior Deferred Coupon Notes                                      278,356               254,718
   7% Convertible Subordinated Notes                                               -               275,000
   7% Convertible Subordinated Notes                                         599,300               600,000
   Senior Increasing Rate Notes                                              704,615                     -
   Variable Rate Redeemable Guaranteed Loan Notes                            109,080                     -

 NTL Bermuda:
   11.2% Senior Discount Debentures                                          457,758               421,835
   Other                                                                       8,948                31,839

Diamond:
   13-1/4% Senior Discount Notes                                             285,223                     -
   11-3/4% Senior Discount Notes                                             462,905                     -
   10-3/4% Senior Discount Notes                                             328,165                     -
   10% Senior Sterling Notes                                                 222,264                     -
   9-1/8% Senior Notes                                                       110,000                     -
   Other                                                                      12,718                     -
                                                                         ---------------------------------
                                                                           7,597,790             5,067,494
Less current portion                                                         114,976                23,691
                                                                         ---------------------------------
                                                                         $ 7,482,814           $ 5,043,803
                                                                         =================================

In September 1999, NTL Bermuda repaid at maturity the $21,529,000 due under its notes payable to Comcast U.K. Holdings, Inc.

                        NTL Incorporated and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


NOTE H - LONG-TERM DEBT (CONTINUED)

In July 1999, the Company issued $704,615,000 principal amount Senior Increasing Rate Notes due 2000 (the "Senior Notes") in connection with the purchase of Cablelink. The principal amount includes $3,034,000 in fees which is included in deferred financing costs. Interest on the Senior Notes is payable quarterly at the higher of: (i) the Citibank, NA base rate plus 3%, (ii) three month LIBOR plus 3%, or (iii) the highest yield on any of the 1, 3, 5 and 10 year direct obligations issued by the government of the United States plus 3.5%. The interest rate on any unpaid principal will increase by a further 0.5% every three months, not to exceed 16%. The interest rate at September 30, 1999 was 11.25%. On June 8, 2000, the Senior Notes are subject to a mandatory exchange for, at the option of the holder, either an "Extended Note" in a principal amount equal to the principal amount of the Senior Notes, or a "Rollover Note" in a principal amount equal to the principal amount of the Senior Notes plus 3% of such principal amount. The Extended Note shall accrue interest at 14% per annum and shall mature no later than ten years after issuance. The Rollover Note shall accrue interest at 14% per annum and shall mature ten years after issuance. The Company is in discussions with various parties relating to a private placement offering to refinance the Senior Notes.

In July 1999, the Company also issued 80 million Irish punts ($109,080,000) principal amount Variable Rate Redeemable Guaranteed Loan Notes due 2002 (the "Guaranteed Notes") in connection with the Cablelink acquisition. Interest on the Guaranteed Notes is payable quarterly at EURIBOR. The EURIBOR interest rate at September 30, 1999 was 2.698%. The Guaranteed Notes may be redeemed at any time, at the option of the holder, at par plus accrued and unpaid interest to the date of the redemption. The Guaranteed Notes are subject to mandatory redemption in January 2002. The Company deposited 87 million Irish punts ($118,625,000) into escrow as cash collateral for the Guaranteed Notes, which is included in other noncurrent assets.

In May 1999, the Company called for redemption all of its $275,000,000 principal amount of 7% Convertible Subordinated Notes due 2008 (the "7% Notes") at a redemption price of 104.9% of the principal amount, plus accrued and unpaid interest. In June 1999, all of the 7% Notes were converted into approximately 9,075,000 shares of the Company's common stock at the applicable conversion price of $30.30 per share. The unamortized deferred financing costs related to the 7% Notes of $6,415,000 were written-off to equity.

In April 1999, the Company issued 330,000,000 pounds sterling aggregate principal amount at maturity of 9-3/4% Senior Deferred Coupon Sterling Notes due 2009 (the "9-3/4% Notes"). The 9-3/4% Notes were issued at a price of 62.11% of the aggregate principal amount at maturity or (UK Pound) 204,963,000. The aggregate of the discounts, commissions and other fees incurred of $8,465,000 is included in deferred financing costs. The original issue discount accretes at a rate of 9-3/4%, compounded semiannually, to an aggregate principal amount of 330,000,000 pounds sterling by April 15, 2004. Interest will thereafter accrue at 9-3/4% per annum, payable semiannually beginning on October 15, 2004. The 9-3/4% Notes may be redeemed at the Company's option, in whole or in part, at any time on or after April 15, 2004 at 104.875% that declines annually to 100% in 2007, plus accrued and unpaid interest to the date of redemption.

                        NTL Incorporated and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


NOTE I - NET LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net loss per common share:

                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                SEPTEMBER 30,                  SEPTEMBER 30,
                                                         -------------------------       -------------------------
                                                             1999           1998             1999           1998
                                                         -------------------------       -------------------------
                                                                 (in thousands, except per share amounts)
    Numerator:
    Loss before extraordinary item                       $ (278,127)    $ (133,892)      $ (856,972)    $ (331,866)
    Preferred stock dividend                                (20,608)        (4,190)         (49,033)       (11,587)
                                                         -------------------------       -------------------------
                                                           (298,735)      (138,082)        (906,005)      (343,453)
    Extraordinary item                                             -        (4,239)               -         (4,239)
                                                         -------------------------       -------------------------
    Loss available to common shareholders                $ (298,735)    $ (142,321)      $ (906,005)    $ (347,692)
                                                         -------------------------       -------------------------

    Denominator for basic net loss per common share         103,502         51,685           92,173         46,795
    Effect of dilutive securities                                 -              -                -              -
                                                         -------------------------       -------------------------
    Denominator for diluted net loss per common share       103,502         51,685           92,173         46,795
                                                         -------------------------       -------------------------

    Basic and diluted net loss per common share:
    Loss before extraordinary item                       $    (2.89)    $    (2.67)      $    (9.83)    $    (7.34)
    Extraordinary item                                            -          (0.08)               -          (0.09)
                                                         -------------------------       -------------------------
    Net loss                                             $    (2.89)    $    (2.75)      $    (9.83)    $    (7.43)
                                                         =========================       =========================

The shares issuable upon the exercise of stock options and warrants and upon the conversion of convertible securities are excluded from the calculation of net loss per common share as their effect would be antidilutive.

NOTE J - COMPREHENSIVE LOSS

The Company's  comprehensive  loss for the three and nine months ended September
30,  1999  and  1998  was  $(36,500,000),   $(822,320,000),   $(81,135,000)  and
$(268,998,000), respectively.

NOTE K - SEGMENT DATA

                                                                  Local Telecoms       National        Corporate
                                                  Broadcast       and Television       Telecoms        and Other           Total
                                                  ---------------------------------------------------------------------------------
                                                                                   (in thousands)

Nine Months Ended September 30, 1999
Revenues                                          $ 144,931        $   585,582       $   360,180      $         -      $  1,090,693
EBITDA (1)                                           81,598            163,168            90,529         (199,999)          135,296

Nine Months Ended September 30, 1998
Revenues                                          $ 100,825        $   214,545       $   166,845      $     2,375      $    484,590
EBITDA (1)                                           67,681             48,408            18,789          (85,834)           49,044

Total assets
September 30, 1999                                $ 738,071        $ 5,739,753       $ 1,174,967      $ 3,374,526      $ 11,027,317
December 31, 1998                                   289,068          3,100,492           761,097        2,043,440         6,194,097


(1) Represents earnings before interest, taxes, depreciation and amortization, corporate expenses and franchise fees.

                        NTL Incorporated and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


NOTE K - SEGMENT DATA (CONTINUED)

The reconciliation of segment combined EBITDA to net loss is as follows:

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30
                                                     --------------------------
                                                         1999             1998
                                                     --------------------------
                                                            (in thousands)

      Segment Combined EBITDA                        $  135,296       $  49,044

      (Add) Deduct:
      Franchise fees                                     22,287          18,729
      Corporate expenses                                 21,082          11,797
      Depreciation and amortization                     533,627         156,785
      Interest and other income                         (34,150)        (39,796)
      Interest expense                                  485,212         226,422
      Foreign currency transaction (gains) losses       (35,790)          6,973
      Loss from early extinguishment of debt                  -           4,239
                                                     --------------------------
                                                        992,268         385,149
                                                     --------------------------
      Net (loss)                                     $ (856,972)      $(336,105)
                                                     ==========================

NOTE L - COMMITMENTS AND CONTINGENT LIABILITIES

As of  September  30,  1999,  the Company  was  committed  to pay  approximately
$400,000,000  for  equipment  and  services,   which  includes  NTL  Australia's
operations and maintenance contracts through 2005.

The Company has certain exclusive local delivery operator licenses for Northern Ireland and other franchise areas in the United Kingdom. Pursuant to these licenses, various subsidiaries of the Company are required to make monthly cash payments to the ITC during the 15 year license terms. The Company has paid 14.4 million pounds sterling ($22.3 million) through September 30, 1999 in connection with these licenses. The Company has requested the ITC to convert all of its fee bearing exclusive licenses to non-exclusive licenses by the end of 1999. The Company's liability for the license payments will end upon the conversion.

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


====================================================================================================================================
                                                                                                    NTL (2)              Total
                                                           NTL(1)                                  (with UK             Combined
                                               (Before recent acquisitions)                       acquisitions)          NTL (3)
------------------------------------------------------------------------------------------------------------------------------------
                                    09/30/98              12/31/98            09/30/99              09/30/99            09/30/99
====================================================================================================================================
Homes passed                       1,197,000              1,247,200           1,335,800             3,667,300           4,262,600
------------------------------------------------------------------------------------------------------------------------------------
Homes marketed (Tel.)              1,020,000              1,064,600           1,137,600             3,146,600           3,146,600
------------------------------------------------------------------------------------------------------------------------------------
Homes marketed (CATV)              1,020,000              1,064,600           1,137,600             3,261,100           3,817,900
------------------------------------------------------------------------------------------------------------------------------------
Total customers                      429,600                471,000             529,800             1,291,800           1,705,700
------------------------------------------------------------------------------------------------------------------------------------
     Dual                            398,800                434,100             489,500               879,100             879,100
------------------------------------------------------------------------------------------------------------------------------------
     Telephone-only                   15,300                 16,100              16,200               288,300             288,300
------------------------------------------------------------------------------------------------------------------------------------
     Cable-only                       20,500                 20,800              24,100               124,400             538,300
------------------------------------------------------------------------------------------------------------------------------------
Total RGUs (4)                       823,400                905,100           1,019,300             2,170,900           2,584,800
------------------------------------------------------------------------------------------------------------------------------------
Customer penetration                   42.1%                  44.2%               46.6%                 39.6%               44.7%
------------------------------------------------------------------------------------------------------------------------------------
RGU penetration                        80.7%                  85.0%               89.6%                 66.6%               67.7%
------------------------------------------------------------------------------------------------------------------------------------
Telephone penetration                  40.6%                  42.3%               44.5%                 37.1%               37.1%
------------------------------------------------------------------------------------------------------------------------------------
Cable penetration                      36.4%                  42.7%               45.1%                 30.8%               37.1%
====================================================================================================================================

(1)  Data  for  franchises   owned  and  operated  by  NTL  prior  to  the  1998
     acquisitions.

(2) Includes Comcast UK, ComTel, and Diamond Cable. Excludes 50% ownership of Cable London and BT cable franchises.

(3) Includes the above UK acquisitions as well as Cablelink and the BT cable franchises.

(4) An RGU (revenue generating unit) is one cable television account or one telephone account; a dual customer generates two RGUs.

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

                              RESULTS OF OPERATIONS

As a result of the completion of the acquisitions of ComTel Limited and Telecential Communications (collectively "ComTel") in the second and third quarters of 1998, Comcast UK Cable Partners Limited ("NTL Bermuda") and Eastern Group Telecoms ("EGT") in the fourth quarter of 1998, Diamond Cable
Communications plc ("Diamond") in March 1999, the Australian National Transmission Network ("NTL Australia") in April 1999, Cablelink Limited ("Cablelink") in July 1999, the "1G Networks" of France Telecom in August 1999, and Workplace Technologies plc ("Workplace") in September 1999, the Company consolidated the results of operations of these businesses from the dates of acquisition. The results of these businesses are not included in the 1998 results except for the results of operations of ComTel.

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
----------------------------------------------

Local telecommunications and television revenues increased to $220,262,000 from $84,366,000 as a result of acquisitions and from customer growth that increased the Company's current revenue stream. The 1999 and 1998 revenue includes $130,034,000 and $12,667,000, respectively, from acquired companies. The Company expects its customer base to continue to increase which will drive further revenue growth as the Company completes the construction of its broadband network past the remaining homes in its franchise areas.

National and international telecommunications revenues increased to $141,595,000 from $64,185,000 as a result of acquisitions, which was $46,801,000 of the increase, and from increases in business telecommunications revenues, Internet services revenues and carrier services revenues. Business telecommunications and Internet services revenues increased primarily as a result of customer growth. The Company expects its business telecommunications and Internet services customer base to continue to increase which will drive further revenue growth. The Company is expanding its sales and marketing effort to business customers and for Internet services in its completed network. Carrier services revenues increased due to growth in satellite services and telephone services provided by the Company's wholesale operation to broadcasters and telephone companies, respectively. Revenue growth in carrier services is primarily dependent upon the Company's ability to continue to attract new customers and expand services to existing customers. Recent new contracts should contribute to revenue growth in the near term.

                        NTL Incorporated and Subsidiaries


Broadcast transmission and other revenues increased to $55,198,000 from $33,933,000 due to revenues of $14,901,000 from NTL Australia in 1999 and from increases in broadcast television and FM radio customers and accounts, which exceeded price cap reductions in the Company's regulated services. Broadcast television revenues are expected to increase in the future as digital broadcasting revenues increase.

Operating expenses increased to $206,839,000 from $88,122,000 as a result of increases in interconnection costs and programming costs due to customer growth. The 1999 and 1998 expense includes $92,847,000 and $4,298,000, respectively, from acquired companies.

Selling, general and administrative expenses increased to $144,811,000 from $78,543,000 as a result of increases in telecommunications and CATV sales and marketing costs and increases in additional personnel and overhead to service the increasing customer base. In addition, approximately $8.3 million of the increase was due to the new national brand and advertising campaign which began in the second quarter of 1999 and will continue through 1999. The 1999 and 1998 expense includes $58,196,000 and $11,579,000, respectively, from acquired companies.

Pursuant to the terms of various United Kingdom licenses, the Company incurs license fees paid to the ITC to operate as the exclusive service provider in certain of its franchise areas. Franchise fees increased to $7,710,000 from $6,223,000. The 1999 amount includes Diamond franchise fees of $1,500,000. The Company has requested the ITC to convert all of its fee bearing exclusive licenses to non-exclusive licenses by the end of 1999. The Company's liability for the license payments will end upon the conversion.

Corporate expenses increased to $7,373,000 from $4,018,000 due to an increase in various overhead costs.

Depreciation and amortization expense increased to $201,888,000 from $61,218,000 due to an increase in depreciation of telecommunications and CATV equipment. The 1999 expense includes $98,727,000 from acquired companies, including amortization of acquisition related intangibles.

Interest expense increased to $186,670,000 from $84,800,000 due to the issuance of additional debt, and the increase in the accretion of original issue discount on the deferred coupon notes. The 1999 expense includes $60,925,000 from acquired companies. Interest of $79,937,000 and $55,076,000 was paid in the three months ended September 30, 1999 and 1998, respectively.

Foreign currency transaction gains (losses) increased to a gain of $46,693,000 from a loss of $9,770,000 due to net foreign currency transaction gains of $64,146,000 from acquired companies in 1999, offset by unfavorable changes in exchange rates subsequent to the issuance of new debt denominated in foreign currencies.

                        NTL Incorporated and Subsidiaries


NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
---------------------------------------------

Local telecommunications and television revenues increased to $585,582,000 from $214,545,000 as a result of acquisitions and from customer growth that increased the Company's current revenue stream. The 1999 and 1998 revenue includes $325,474,000 and $14,409,000, respectively, from acquired companies. The Company expects its customer base to continue to increase which will drive further revenue growth as the Company completes the construction of its broadband network past the remaining homes in its franchise areas.

National and international telecommunications revenues increased to $360,180,000 from $166,845,000 as a result of acquisitions, which was $112,243,000 of the increase, and from increases in business telecommunications revenues, Internet services revenues and carrier services revenues. Business telecommunications and Internet services revenues increased primarily as a result of customer growth. The Company expects its business telecommunications and Internet services customer base to continue to increase which will drive further revenue growth. The Company is expanding its sales and marketing effort to business customers and for Internet services in its completed network. Carrier services revenues increased due to growth in satellite services and telephone services provided by the Company's wholesale operation to broadcasters and telephone companies, respectively. Revenue growth in carrier services is primarily dependent upon the Company's ability to continue to attract new customers and expand services to existing customers. Recent new contracts should contribute to revenue growth in the near term.

Broadcast transmission and other revenues increased to $144,931,000 from $100,825,000 due to revenues of $25,032,000 from NTL Australia in 1999 and from increases in broadcast television and FM radio customers and accounts, which exceeded price cap reductions in the Company's regulated services. Broadcast television revenues are expected to increase in the future as digital broadcasting revenues increase.

Other telecommunications revenues decreased to zero from $2,375,000 due to the sales of the assets of the Company's wholly-owned subsidiary, OCOM Corporation, to AirTouch Communications, Inc. and to Cellular Communications of Puerto Rico, Inc. during 1998.

Operating expenses increased to $536,215,000 from $243,476,000 as a result of increases in interconnection costs and programming costs due to customer growth. The 1999 and 1998 expense includes $208,848,000 and $5,511,000, respectively, from acquired companies.

Selling, general and administrative expenses increased to $419,182,000 from $192,070,000 as a result of increases in telecommunications and CATV sales and marketing costs and increases in additional personnel and overhead to service the increasing customer base. In addition, approximately $32.1 million of the increase was due to the new national brand and advertising campaign which began in the second quarter of 1999 and will continue through 1999. The 1999 and 1998 expense includes $161,265,000 and $12,535,000, respectively, from acquired companies.

                        NTL Incorporated and Subsidiaries


Pursuant to the terms of various United Kingdom licenses, the Company incurs license fees paid to the ITC to operate as the exclusive service provider in certain of its franchise areas. Franchise fees increased to $22,287,000 from $18,729,000. The 1999 amount includes Diamond franchise fees of $3,517,000. The Company has requested the ITC to convert all of its fee bearing exclusive licenses to non-exclusive licenses by the end of 1999. The Company's liability for the license payments will end upon the conversion.

Corporate expenses increased to $21,082,000 from $11,797,000 due to an increase in various overhead costs.

Depreciation and amortization expense increased to $533,627,000 from $156,785,000 due to an increase in depreciation of telecommunications and CATV equipment. The 1999 expense includes $277,475,000 from acquired companies, including amortization of acquisition related intangibles.

Interest expense increased to $485,212,000 from $226,422,000 due to the issuance of additional debt, and the increase in the accretion of original issue discount on the deferred coupon notes. The 1999 expense includes $138,405,000 from acquired companies. Interest of $172,109,000 and $94,734,000 was paid in the nine months ended September 30, 1999 and 1998, respectively.

Foreign currency transaction gains (losses) increased to a gain of $35,790,000 from a loss of $6,973,000 due to net foreign currency transaction gains of $27,923,000 from acquired companies in 1999, and the effect of a favorable change in the exchange rate on the Company's pound sterling denominated cash equivalents.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company will continue to require significant amounts of capital to finance construction of its local and national networks, for connection of telephone, telecommunications, Internet and CATV customers to the networks, for other capital expenditures and for debt service. The Company estimates that these requirements, net of cash from operations, will aggregate up to approximately $1.75 billion in the fourth quarter of 1999 and through December 31, 2000. The Company's commitments at September 30, 1999 for equipment and services through 2000 are included in the anticipated requirements. The Company had approximately $1.57 billion in cash and securities on hand at September 30, 1999. The Company will therefore need additional cash in order to fund these requirements, and the Company is in discussions with various parties relating to sources of additional financing.

Regarding the Company's estimated cash requirements described above, there can be no assurance that: (i) actual construction costs will not exceed the amounts estimated or that additional funding substantially in excess of the amounts estimated will not be required, (ii) additional financing will be obtained or will be available on acceptable terms, (iii) conditions precedent to advances under future credit facilities will be satisfied when funds are required, (iv) the Company and its subsidiaries will be able to generate sufficient cash from operations to meet capital requirements, debt service and other obligations when required, (v) the Company will be able to access such cash flow or (vi) the Company will not incur losses from its exposure to exchange rate fluctuations or be adversely affected by interest rate fluctuations.

                        NTL Incorporated and Subsidiaries


NTL Bermuda expects to close on the sale of its interest in Cable London in November 1999. The sales price is approximately 428 million pounds sterling (approximately $705 million). The sale of the Cable London interest is an "Asset Sale" for the purposes of the Company's Indentures for certain of its notes. The Company will need to use an amount equal to the proceeds from the sale to repay subsidiary debt, invest in "Replacement Assets" or make an offer to redeem certain of its notes within 360 days after the sale.

In July 1999, NTL Incorporated agreed to acquire the consumer cable telephone, Internet and television operations of Cable & Wireless Communications, plc ("CWC"). NTL Incorporated will issue 68 million new shares of common stock and pay 2.85 billion pounds sterling ($4.7 billion) in cash. NTL Incorporated will also discharge, refinance or assume approximately 1.9 billion pounds sterling ($3.1 billion) of CWC's net debt, plus further debt up to an agreed amount of CWC cash outflow through the closing. The transaction is subject to various approvals and other conditions. NTL Incorporated and NTL Communications have obtained a financing commitment for up to approximately 2.1 billion pounds sterling ($3.5 billion) to fund a portion of the cost of this acquisition. The commitment is subject to the preparation, execution and delivery of loan documentation and the accuracy and completeness of representations. The commitment expires in November 1999, unless definitive documentation has been executed and delivered.

In connection with the CWC acquisition, NTL Incorporated announced that France Telecom agreed to invest an additional $4.5 billion in NTL Incorporated. France Telecom will invest $2.5 billion in common stock issued at $74 per share and $2.0 billion in convertible preferred stock with a 5% dividend and a conversion price of $100 per share. The closing of the additional investment is subject to the completion of the CWC acquisition, unless France Telecom elects to accelerate the closing of this investment. In the event France Telecom elects to accelerate the closing of the investment, the proceeds will be used as mutually agreed by NTL Incorporated and France Telecom prior to such closing.

The Company is highly leveraged. The accreted value at September 30, 1999 of the Company's consolidated long-term indebtedness, including the Redeemable Preferred Stock, is approximately $7.6 billion, representing approximately 77% of total capitalization. The following summarizes the terms of those notes and Redeemable Preferred Stock issued by the Company and its subsidiaries.

NTL Communications:

     (1) 12-3/4% Senior Deferred Coupon Notes due April 15, 2005, principal amount at maturity of $278 million, interest payable semi-annually beginning on October 15, 2000, redeemable at the Company's option on or after April 15, 2000;

     (2) 11-1/2% Senior Deferred Coupon Notes due February 1, 2006, principal amount at maturity of $1.05 billion, interest payable semi-annually beginning on August 1, 2001, redeemable at the Company's option on or after February 1, 2001;

                        NTL Incorporated and Subsidiaries


     (3)  10% Senior  Notes due  February  15,  2007,  principal  amount of $400
          million,   interest  payable   semi-annually  from  August  15,  1997,
          redeemable at the Company's option on or after February 15, 2002;

     (4) 9-1/2% Senior Sterling Notes due April 1, 2008, principal amount of 125 million pounds sterling ($205 million), interest payable semi-annually from October 1, 1998, redeemable at the Company's option on or after April 1, 2003;

     (5) 10-3/4% Senior Deferred Coupon Sterling Notes due April 1, 2008, principal amount at maturity of 300 million pounds sterling ($494 million), interest payable semi-annually from October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

     (6) 9-3/4% Senior Deferred Coupon Notes due April 1, 2008, principal amount at maturity of $1.3 billion, interest payable semi-annually from October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

     (7) 9-3/4% Senior Deferred Coupon Sterling Notes due April 15, 2009, principal amount at maturity of 330 million pounds sterling ($543 million), interest payable semi-annually from October 15, 2004, redeemable at the Company's option on or after April 15, 2004;

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

     (10) 7% Convertible Subordinated Notes due December 15, 2008, principal amount of $599 million, interest payable semi-annually from June 15, 1999, convertible into shares of the Company's common stock at a conversion price of $49.00 per share, redeemable at the Company's option on or after December 15, 2001;

     (11) Senior Increasing Rate Notes due June 8, 2000, principal amount of $705 million, interest payable quarterly from July 9, 1999 at the higher of: (i) the Citibank, NA base rate plus 3%, (ii) three month LIBOR plus 3%, or (iii) the highest yield on any of the 1, 3, 5 and 10 year direct obligations issued by the government of the United States plus 3.5%, the interest rate will increase by a further 0.5% every three months, not to exceed 16%, (the interest rate at September 30, 1999 was 11.25%), mandatory exchange for, at the option of the holder, either an Extended Note or a Rollover Note, on June 8, 2000, an Extended Note shall accrue interest at 14% per annum and shall mature no later than ten years after issuance, a Rollover Note shall accrue interest at 14% per annum and mature ten years after issuance. NTL Communications is in discussions with various parties relating to a private placement offering to refinance the Senior Increasing Rate Notes;

                        NTL Incorporated and Subsidiaries


     (12) Variable Rate Redeemable Guaranteed Loan Notes due January 5, 2002, principal amount of 80 million Irish punts ($109 million), interest payable quarterly from July 9, 1999 at EURIBOR, (the interest rate at September 30, 1999 was 2.698%), redeemable at any time at the option of the holder, at par plus accrued and unpaid interest to the date of redemption, for which 87 million Irish punts ($118.6 million) is in escrow;

NTL Incorporated:

     (13) Senior Redeemable Exchangeable Preferred Stock due February 15, 2009, stated value of $100 million, dividends accrue at 13% per annum payable quarterly in arrears, at the Company's option until February 15, 2004 dividends may be paid in cash, by the issuance of additional shares or in any combination of the foregoing, redeemable at the Company's option on or after February 15, 2002, and on any dividend payment date the Company may exchange all of the outstanding shares for 13% debentures due 2009;

NTL Bermuda:

     (14) 11.2% Senior Discount Debentures due November 15, 2007, principal amount at maturity of $517.3 million, interest payable semi-annually from May 15, 2001;

Diamond:

     (15) 13-1/4% Senior Discount Notes due September 30, 2004, principal amount at maturity of $285 million, interest payable semi-annually beginning on March 31, 2000, redeemable at Diamond's option after September 30, 1999;

     (16) 11-3/4% Senior Discount Notes due December 15, 2005, principal amount at maturity of $531 million, interest payable semi-annually beginning on June 15, 2001, redeemable at Diamond's option on or after December 15, 2000;

     (17) 10-3/4% Senior Discount Notes due February 15, 2007, principal amount at maturity of $421 million, interest payable semi-annually beginning on August 15, 2002;

     (18) 10% Senior Notes due February 1, 2008, issued by Diamond Holdings plc, a wholly-owned subsidiary of Diamond, principal amount of 135 million pounds sterling ($222 million), interest payable semi-annually as of August 1, 1998;

     (19) 9-1/8% Senior Notes due February 1, 2008, issued by Diamond Holdings plc, principal amount of $110 million, interest payable semi-annually as of August 1, 1998; and

     (20) mortgage of 2.5 million pounds sterling ($4.1 million) to fund the construction of an office building, repayable over 20 years as of July 31, 1995, interest at LIBOR plus 1-1/2%.

                        NTL Incorporated and Subsidiaries


The Company has other significant commitments or potential commitments in addition to those described above. These are as follows:

     (1) The Company has certain exclusive local delivery operator licenses for Northern Ireland and other franchise areas in the United Kingdom. Pursuant to these licenses, various subsidiaries are required to make monthly cash payments to the ITC during the 15 year license terms. The Company has paid 14.4 million pounds sterling ($22 million) through September 30, 1999 in connection with these licenses. The Company has requested the ITC to convert all of its fee bearing exclusive licenses to non-exclusive licenses by the end of 1999. The Company's liability for the license payments will end upon the conversion.

     (2) In July 1999, the Company acquired certain broadband cable franchises from British Telecommunications plc ("BT") for an aggregate of up to 19 million pounds sterling ($31.2 million). The Company paid approximately 5 million pounds sterling ($8.2 million) on closing and will pay up to 14 million pounds sterling ($23.0 million) on completion of the upgrade of certain networks. The Company expects to invest approximately 15 million pounds sterling ($24.7 million) to upgrade the networks for digital cable, interactive services and high speed Internet access. The Company leases the networks from BT on a long-term basis for an annual lease payment of approximately 3.9 million pounds sterling ($6.4 million).

     (3) In August 1999, the Company purchased four of the five franchise areas comprising the "1G Networks" of France Telecom. The balance due for the fifth franchise area of Toulon and LaValette of approximately
          137.2 million French Francs ($22.4 million) is payable upon the closing of that franchise area which is expected to occur in the fourth quarter of 1999.

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

                        NTL Incorporated and Subsidiaries


From time to time the Company may fund its capital requirements outside the United Kingdom and Ireland from dividends from NTL Communications subject to certain conditions under the Indentures. NTL Communications distributed $500 million to the Company in April 1999. NTL Communications may use cash from equity proceeds in excess of cumulative EBITDA (as defined in the Indentures) minus 1.5 times cumulative interest expense plus capital stock proceeds, for dividend payments to the extent such funds are not used for other Restricted Payments (as defined in the Indentures). The Company intends to repay certain amounts to NTL Communications when funds become available. Currently there are no funds available to the Company from NTL Communications, because the Senior Increasing Rate Notes prohibit NTL Communications from making dividend payments or other distributions to the Company.


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash provided by operating activities was $41,801,000 and cash used in operating activities was $27,656,000 in the nine months ended September 30, 1999 and 1998, respectively. The change is primarily due to changes in operating assets and liabilities.

Purchases of fixed assets were $858,094,000 in 1999 and $464,944,000 in 1998 as a result of the continuing fixed asset purchases and construction in 1999, including purchases and construction by acquired companies.

Proceeds from borrowings, net of financing costs, of $1,125,494,000 in 1999 is from the issuance of the 9-3/4% Notes and from the issuance of the Senior Increasing Rate Notes and the Variable Rate Redeemable Guaranteed Loan Notes issued in connection with the Cablelink acquisition. Proceeds from issuance of preferred stock and warrants of $1,250,000 in 1999 is from the sale of 5.25% Convertible Preferred Stock and warrants to purchase 1.5 million shares of the Company's common stock to Microsoft Corp. and the sale of 5% Cumulative Participating Convertible Preferred Stock to France Telecom. Proceeds from the issuance of common stock of $250,000,000 is from the sale of approximately 3.4 million shares of common stock to France Telecom.

                        NTL Incorporated and Subsidiaries


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

The Company has completed its compilation of equipment and systems that might be affected by Year 2000 noncompliance. An impact and risk assessment has been completed on all items to determine whether items are business critical, high priority or low priority. This assessment includes all information systems ("IS") and non-IS equipment with embedded technology such as air conditioning, generators and power supplies. The Company's billing, provisioning and customer service systems have been reviewed and modified for Year 2000 readiness. Integration testing of the complete system began in the second quarter of 1999 and will continue until the end of 1999 as part of change control management when new processes are introduced. Testing of other business critical and high priority items is mostly complete, although some testing will continue into the fourth quarter of 1999. Where appropriate, remedial work has been minimized by bringing forward planned system revisions and retiring old equipment. The Company has also communicated with its suppliers with respect to the high priority and business critical items. A central database has been maintained to insure all issues have been resolved. This communication is virtually complete, and all items are now cleared or have a definite planned upgrade path. A Millennium Operations Plan has been created and the key resources needed for problems that may arise over the Year 2000 weekend have been scheduled. The Millennium Operations Plan will be constantly revised throughout the fourth quarter of 1999 to account for changes in external influences. The Company's Year 2000 Project and Operations Plan have been independently audited by the United Kingdom telecoms industry regulator, OFTEL, during 1999 and have been declared satisfactory.

The Company expects to incur $13 million primarily in labor costs to compile inventories, assess risks, prioritize remediation projects, communicate with suppliers, maintain the supplier communications database, test remediations and implement remediations. The Company incurred approximately $3.2 million of this amount in 1998 and approximately $7.5 million was incurred through September 30, 1999.

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

                        NTL Incorporated and Subsidiaries


During the remainder of 1999, the Company may discover additional problems and may not be able to develop, implement or test remediation or contingency plans, or may find that the costs of these activities exceed current expectations. In many cases, the Company is relying on assurances from suppliers that new and upgraded information systems and other products will be Year 2000 ready. The Company has tested most of such third-party products, but cannot be sure that its tests were adequate or that, if problems are identified as testing is completed, they will be addressed by the supplier in a timely and satisfactory way.

Because the Company uses a variety of information systems and has additional systems embedded in its operations and infrastructure, the Company cannot be sure that all of its systems will work together in a Year 2000-ready fashion. Furthermore, the Company cannot be sure that it will not suffer business interruptions, either because of its own Year 2000 problems or those of third-parties upon whom the Company is reliant for services. The Company is continuing to evaluate its Year 2000-related risks and corrective actions. However, the risks associated with the Year 2000 problem are pervasive and complex; they can be difficult to identify and address, and can result in material adverse consequences to the Company. Even if the Company, in a timely manner, completes all of the upgrades and testing that is believed to be adequate, and develops contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risks including changes in foreign currency exchange rates and interest rates. To the extent that the Company obtains financing in United States dollars and incurs costs in the construction and operation of its networks in various other currencies, it will encounter currency exchange rate risks. At September 30, 1999, the Company had approximately $786 million in pounds sterling, $2.7 million in Irish punts and $9.6 million in Australian dollar cash and cash equivalents to reduce this risk. In addition, the Company's pounds sterling denominated Notes also reduce this risk. The Company also has approximately $118.7 million in Euro's in escrow as cash collateral for the Variable Rate Redeemable Guaranteed Loan Notes. Furthermore, the Company's revenues are generated primarily in British pounds sterling while its interest and principal obligations with respect to most of the Company's existing indebtedness are payable in U.S. dollars. The Company has entered into an option agreement to hedge some of the risk of exchange rate fluctuations related to interest and principal payments on U.S. dollar denominated debt and for parent company expenses up to an annual limit of approximately $13 million. The Company may purchase U.S. dollars at a fixed rate of 1 pound sterling to $1.40 on specified dates through June 2001 for specified amounts of U.S. dollars. The dates and U.S. dollar amounts correspond to the Company's interest and principal payment dates and amounts for a portion of its U.S. dollar denominated debt and anticipated amounts of parent company expenses. In addition, NTL Bermuda has option agreements of 250 million pounds sterling notional amount to purchase U.S. dollars at a fixed rate of 1 pound sterling to $1.35 in November 2000. This option provides a hedge against an adverse change in exchange rates when interest payments commence on NTL Bermuda's U.S. dollar denominated Discount Debentures.

There have been no other material changes in the reported market risks since the end of the most recent fiscal year.

                        NTL Incorporated and Subsidiaries


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          4.1. Amendment No. 2 to the Rights Agreement, dated as of October 23, 1999, by and between NTL Incorporated and Continental Stock Transfer & Trust Company, as Rights Agent

          27.  Financial Data Schedule

     (b)  Reports on Form 8-K.

          During the quarter ended September 30, 1999, the Company filed the following reports on Form 8-K:

          (i) Report dated July 7, 1999, reporting under Item 5, Other Events, that NTL Incorporated had filed a Registration Statement for 8 million shares of its common stock and $400 million of NTL Communications Corp.'s convertible subordinated notes due 2009.

          (ii) Report dated July 16, 1999, reporting under Item 2, Acquisition or Disposition of Assets, that NTL Incorporated completed the acquisition of Cablelink Limited, and under Item 5, Other Events, that France Telecom agreed to make an initial investment of $1.0 billion in NTL Incorporated and that NTL Incorporated confirmed that it has been in discussions with Cable and Wireless about a possible merger transaction.

          (iii)Report dated July 26, 1999, reporting under Item 5, Other Events, that NTL Incorporated had acquired certain broadband cable franchises from British Telecommunications plc and that NTL Incorporated with the support of France Telecom, agreed to acquire the consumer cable telephone, Internet and television operations of CWC ConsumerCo.

          (iv) Report dated July 30, 1999, reporting under Item 5, Other Events, that NTL Incorporated announced the acquisition of the consumer cable telephone, Internet and television operations of Cable & Wireless Communications, plc and that the Board of Directors of Bell Atlantic Corporation approved the related agreement.

          (v) Report dated August 16, 1999, reporting under Item 5, Other Events, that NTL Incorporated consummated an investment by France Telecom S.A. of $1.0 billion in NTL Incorporated. NTL Incorporated also announced that France Telecom's Senior Executive Vice President, Jean-Louis Vinciguerra, joined the Board of Directors.

                        NTL Incorporated and Subsidiaries


          (vi) Report dated September 17, 1999, reporting under Item 5, Other Events, that NTL Incorporated agreed to acquire 100% of Workplace Technologies plc and that NTL Incorporated announced that Telewest Communications PLC exercised its right to purchase all of NTL's shares of Cable London PLC and all of NTL's related rights and interests.

          There were no financial statements filed with any of these reports.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        NTL INCORPORATED



Date:  November 10, 1999                By: /s/ J. Barclay Knapp
                                           -------------------------------------
                                           J. Barclay Knapp
                                           President and Chief Executive Officer


Date:  November 10, 1999                By: /s/ Gregg Gorelick
                                           -------------------------------------
                                           Gregg Gorelick
                                           Vice President-Controller
                                           (Principal Accounting Officer)