Form 10-K
period 1999-12-31
NTL INC/NY/
filed 2000-03-17
CIK 1083198

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  F O R M 10-K




                                   (MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                           COMMISSION FILE NO. 0-25691




                                NTL INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                    13-4051921
(STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

    110 EAST 59TH STREET, NEW YORK, NEW YORK                      10022
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

                                 (212) 906-8440
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)
fqq
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether disclosure by delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|_|

The aggregate market value of the Registrant's voting stock held by non-affiliates at March 13, 2000, valued in all cases in accordance with the NASDAQ/NMS closing sale price for the Registrant's Common Stock was approximately $13,610,286,000.

Number of shares of Common Stock outstanding as at March 13, 2000: 141,606,516

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                    PART OF 10-K
                                                     IN WHICH
DOCUMENT                                            INCORPORATED
--------                                            ------------
Definitive proxy statement for the                    Part III
2000 Annual Meeting of the
Stockholders of NTL Incorporated:

                                   * * * * * *

This Annual Report on Form 10-K for the year ended December 31, 1999, at the time of filing with the Securities and Exchange Commission, modifies and supersedes all prior documents filed pursuant to Section 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference this Annual Report.

         "Safe Harbor" Statement under the Private Securities Litigation
                               Reform Act of 1995:

         Certain statements contained herein constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used in this Form 10-K, the words, "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Registrant, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include, among others: general economic and business conditions, industry trends, the Registrant's ability to continue to design network routes, install facilities, obtain and maintain any required government licenses or approvals and finance construction and development, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of new business opportunities requiring significant up-front investment, Year 2000 readiness and availability, terms and deployment of capital.

                                TABLE OF CONTENTS

                                                                                                               PAGE
PART I

Item 1.           Business................................................................................         1
Item 2.           Properties..............................................................................        34
Item 3.           Legal Proceedings.......................................................................        35
Item 4.           Submission of Matters to a Vote of Security Holders.....................................        35

PART II

Item 5.           Market for the Registrant's Common Equity and Related Stockholder Matters...............        36
Item 6.           Selected Financial Data.................................................................        37
Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................................................        38
Item 7a.          Quantitative and Qualitative Disclosure about Market Risk...............................        45
Item 8.           Financial Statements and Supplementary Data.............................................        47
Item 9.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure................................................................        48

PART III

Items 10, 11, 12, and 13..................................................................................        48
PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K.............................................................................        48

Exhibit Index     ........................................................................................        49

Signatures        ........................................................................................        55

Index to Consolidated Financial Statements  ..............................................................       F-1

                                     PART I


ITEM 1.  BUSINESS.

INTRODUCTION


    NTL Incorporated ("NTL" or the "Company") is a leading broadband communications company in the U.K. and the Republic of Ireland, and the Company has recently expanded its operations through the acquisition of broadband cable systems in France and the national broadcasting network facilities in Australia and has announced a proposed expansion in Switzerland. Further expansion into Continental Europe is intended as, and when, opportunities arise. This expansion may be effected by NTL either on its own, in partnerships or in co-ventures.

    NTL provides residential, business and wholesale customers with the following services:

    - RESIDENTIAL SERVICES, including telephony, cable television, personal computer and television-based Internet access and interactive services. NTL expects to develop residential product offerings as, and when, it expands into Continental Europe based on the expertise it has developed in the U.K. As in the proposed expansion in Switzerland, cable systems in Continental Europe typically feature mature cable television product offerings, but are relatively unmodernized compared to equivalent systems in the U.K. As such, penetration of basic cable television services is much higher than that currently achieved in the U.K., but there is low penetration of telephony and Internet products. NTL plans to modernize and expand the product offering of the systems it acquires in Continental Europe. In addition to its residential fixed line operations, NTL is placing increasing emphasis on developing a mobile product offering to complement its fixed line operations and continues to explore cost effective alternatives.

    - NATIONAL TELECOMS SERVICES, including business telecoms, national and international carrier telecommunications, Internet services and satellite communications services. NTL currently serves approximately 44,900 business and carrier customers, including: AT&T, Cisco, Colt, MCI Worldcom, Microsoft, Orange, Sun Microsystems and Vodafone.

    - BROADCAST TRANSMISSION AND TOWER SERVICES, including digital and analog television and radio broadcast transmission services, wireless network management and tower site rental services.

    NTL's competitive position is underpinned by the $5.8 billion investment it has made in its network infrastructure. NTL provides its broad range of services over local, national and international network infrastructure. This network infrastructure consists of:

    - BROADBAND COMMUNICATIONS NETWORKS in the U.K. and the Republic of Ireland that currently pass approximately 4.3 million homes and will be expanded to cover nearly 5.8 million homes in NTL's regional U.K. franchise areas and the Republic of Ireland. These high-capacity two-way local broadband fiber networks serve entire communities throughout these regional franchise areas. NTL's fiber optic cables pass nearly every business and are connected to nodes which are typically within approximately 500 meters of each of the 600 homes typically served by each node. Each home is then connected by a siamese cable consisting of two copper pair telephone wires and a coaxial cable, allowing NTL to deliver telephone, cable television and Internet services over a single integrated network. This siamese cable also allows NTL to deploy both cable modems and digital subscriber line technology for the provision of broadband communications services.

    - A NATIONAL/INTERNATIONAL SYNCHRONOUS DIGITAL HIERARCHY, KNOWN AS SDH, FIBER OPTIC TELECOMMUNICATIONS NETWORK in the U.K. which connects all of the major population centers in the U.K. to Ireland, Continental Europe and the United States. This self-healing, fully redundant 3,500 mile backbone network utilizes Asynchronous Transfer Mode, known as ATM, technology and was built with sufficient duct capacity to accommodate over 2,300 fibers on the majority of its routes. NTL has designed this network to allow NTL to place the active components, such as routing devices, at its edge and close to NTL's customers. This design will ultimately reduce NTL's costs and increase NTL's ability to offer a broad range of voice and data solutions.

    - NATIONAL BROADCAST TRANSMISSION AND TOWER NETWORK INFRASTRUCTURE IN THE U.K. AND AUSTRALIA, which provide national, regional and local broadcast and wireless communications coverage and is comprised of over 1,450 tower sites in the U.K. and 561 tower sites in Australia. NTL's fixed line and tower networks in the U.K. are interconnected.

    To support its broadband and mobile operations, NTL is currently involved in various ventures relating to the provision of programming and other forms of consumer oriented content. Among other initiatives, it is a party to the Front Row joint venture with Telewest Communications plc ("Telewest"), which provides a cable-only movie, sport and event pay-per-view service and has an agreement with Eurosport to support the creation by Eurosport of British Eurosport, a basic tier sports channel. NTL is also in discussions with a number of other potential joint venture partners about further possible programming ventures and expects that programming and content oriented activities will represent an increasing proportion of investments in the future. In addition, NTL has recently announced content partnerships with Newcastle United plc and Aston Villa plc, is in discussions with various other parties for similar arrangements and is contemplating bidding for the Premier League media rights when they next become available. NTL also has a 49% stake in the Internet service provider known as Virgin Net and is in constant discussions with various parties with a view to reposition its Internet activities to reflect the increasingly pan-European nature of its operations and to establish a number of new Internet-related ventures to complement existing activities or address new market opportunities.

    NTL's objective is to exploit the convergence of the telecommunications, entertainment and information services industries to become the leading full service broadband communications company in the markets in which it competes. It is currently focused on the U.K. and Ireland but expects that Continental Europe, where it is actively reviewing a number of opportunities, will increasingly be the focus for future investment. NTL offers services to residential, business and wholesale customers on a national and an international scale. NTL believes that it will be able to deliver its strategy through its entrepreneurial approach, innovative marketing, state-of-the-art networks and technical excellence. NTL is currently employing several strategies in the United Kingdom, and would anticipate this approach will underpin its expansion into other markets, to achieve its objective:

    - INSTALLING FLEXIBLE INTEGRATED FULL-SERVICE NETWORKS. NTL's integrated full-service networks provide a high-speed, high-capacity, two-way communications pathway to the consumer that is capable of delivering new services which are emerging from the convergence of telecommunications, information and entertainment. This strategy allows NTL to pursue four revenue streams, residential cable television, residential telephone, business telecommunications services and Internet services, without significant incremental cost or capital investment.

    - MAXIMIZING NETWORK CAPACITY UTILIZATION. NTL believes the fixed cost structure of building communications networks allows it to gain significant operating efficiencies from incremental services provided over its networks. In NTL's local franchise areas, its strategy is to maximize gross profit contribution per home passed, rather than revenue per customer, by increasing overall penetration of the number of services provided over its network.

    - FOCUSING ON TARGET MARKET SEGMENTS. NTL believes that tailoring its services to the needs of its customers will increase the penetration of these services.

    - PROVIDING SUPERIOR CUSTOMER SERVICE. NTL believes customer service and attentiveness to the needs of customers are critical to the continued growth of its residential and business services. NTL operates multiple customer call centers, including three large call centers in Luton, South Wales and Central Scotland, as well as multiple call centers throughout the regions of its recently acquired businesses. Calls are answered at most locations 24 hours a day, 365 days a year. The customer call centers currently employ approximately 500 people, who are specially trained to deal with customers' inquiries and needs with respect to NTL's various products and services.

    - DEVELOPING ADVANCED MANAGEMENT INFORMATION SYSTEMS. NTL believes that advanced management information systems are critical to effectively, efficiently and accurately serve its customers. NTL uses proprietary software to handle its subscriber management functions from one central location. The system is capable of managing NTL's tariff and discounting structures, and will also allow for the introduction of new telephone and cable television services, such as 0800 numbers.

    - GAINING COST EFFICIENCIES. NTL gains cost efficiencies by centralizing some services provided to the U.K. franchise areas in its head office in Hook, England.

    Part of NTL's corporate strategy has been to expand its operations through acquisitions. Over the last two years, NTL has entered into over 20 acquisition, investment or joint venture agreements. NTL intends to continue this strategy as, and when, the right opportunities arise and, through its corporate finance and development team, devotes a significant amount of time reviewing possible acquisitions. In parallel to its acquisitive strategy, NTL continues to recruit management into the organization at both corporate and operational levels to support the integration and expansion of its various broadband initiatives.

    NTL believes it has prudently financed its growth to date. To address the increased financing requirements, if any, arising from its acquisition based growth, while also maintaining a prudent capital structure, NTL will continue to seek further investment from strategic investors or will raise funds through the private and public capital markets.

    In this Report on Form 10-K, references to "(pound sterling)" "pounds sterling," "(pound)," "pence" or "p" are to the lawful currency of the U.K., references to "(euro)" or "Euro" are to the lawful currency of the European Monetary Union, references to "IR(pounds)" or "Irish punts" are to the lawful currency of the Republic of Ireland, references to "FRF" or "Francs" are to the lawful currency of France, references to "A$" are to the lawful currency of Australia, references to "CHF" are to the lawful currency of Switzerland and references to "U.S. dollars," "dollars," "$" or "(cent)" are to the lawful currency of the United States. Solely for the convenience of the reader, this Form 10-K contains translations of certain foreign currency amounts into U.S. dollars and certain U.S. dollar amounts into foreign currencies. These translations should not be construed as representations that the foreign currency amounts actually represent such U.S. dollar amounts or vice versa or could have been or could be or will be converted into U.S. dollars or foreign currencies, as the case may be, at the rate indicated or at any other rate. Unless otherwise indicated, the translations of foreign currencies into U.S. dollars and U.S. dollars into foreign currencies have been made at $1.6158 per (pound) 1.00, $1.0092 per (euro)1.00, $1.28 per IR(pounds)1.00, $.1532 per FRF1.00, $.6533 per A$1.00 and $.6279 per CHF1.00, the noon buying rates in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York (the "Noon Buying Rate") on December 31, 1999. On March 13, 2000, the Noon Buying Rate was $1.5782 per (pound) 1.00, $.9648 per (euro)1.00, $1.225 per IR(pounds) 1.00, $.1471 per FRF 1.00,
$.6165 per A$1.00 and $.5987 per CHF1.00.

    NTL, a Delaware corporation, was incorporated in February 1999, to effect a reorganization into a holding company structure under Section 251(g) of the Delaware General Corporation Law. The holding company structure, which was implemented to pursue opportunities outside of the U.K. and Ireland, was accomplished through a merger. The stockholders of NTL Communications Corp. (formerly NTL Incorporated) ("NTL Communications"), at the effective time of the merger became stockholders of the new holding company, and NTL Communications became a subsidiary of the new holding company. The new holding company then took the name NTL Incorporated. NTL Group Limited, a wholly-owned indirect subsidiary of NTL which was acquired in 1996, has a 30-year history in the U.K. as a provider of reliable communications services. NTL conducts its operations through direct and indirect wholly-owned subsidiaries. NTL's principal executive office is located at 110 East 59th Street, New York, New York 10022, and its telephone number is (212) 906-8440.

NATIONAL CORPORATE BRANDING

    In June 1999, we launched a national advertising campaign in the U.K. to promote NTL as the U.K.'s complete communications company serving both the residential and the business markets. During 1999, NTL spent approximately (pound sterling)29 million (approximately $46.9 million) on the advertising campaign. This campaign coincided with a re-launch of the NTL brand itself, which replaced all of our distinct brandnames (such as CableTel, Comcast, Diamond and ComTel).

    Along with highlighting our ability to provide customers with unique communications services throughout the U.K., the new campaign builds on our core aim of simplifying technology for the benefit of business and residential customers. Extensive consumer research showed that customers were confused by the technologies available and unable to make informed decisions with ease.

RESIDENTIAL SERVICES

    We are a national provider of telecommunications, entertainment and Internet access services to residential customers throughout the United Kingdom and Ireland. Our local-broadband currently pass approximately 4.3 million homes and will be expanded to cover nearly 5.8 million homes, spanning a broad geographic area across England, Scotland, Wales, Northern Ireland and the Republic of Ireland. Our networks serve entire regional communities, passing virtually every home, business, and government institution. We currently provide our telephone services over traditional telephone wires and our cable services over a coaxial cable connection. We estimate that our local franchise networks (not including our national network) cover approximately 7,000 route miles of fiber backbone network, with approximately 400,000 fiber miles, and an estimated 75,000 route miles of coaxial/copper connections. These full-service networks are capable of providing a high speed, high capacity, two-way voice, data and video communications pathway to every customer. This approach allows us to pursue four revenue streams (residential telephone, residential cable television, Internet services and business telecommunications services) without a significant increase in fixed investment.

    Our cable entertainment network employs a coaxial cable and is built with an initial capacity of 750MHz, which is easily expandable to 1 GHz of capacity. The network currently has an active reverse path that allows us to provide impulse pay-per-view. Most importantly, the fact that we have installed both two pairs of telephone wires and coaxial cables into each of our customers' homes allows us the advantage of deploying either of the major high bandwidth communications technologies that are developing today: cable modems and xDSL solutions.

    NETWORK DESIGN. We are installing our broadband and telecommunications network using established state-of-the-art technology, deploying fiber optics directly to highly concentrated business areas and residential nodes typically averaging 600 telephone lines or 600 homes respectively. We install spare duct and can thus "pull" fiber into every home when economically justifiable. In this manner, we achieve cost efficiencies and rapid deployment from using standardized equipment, while retaining flexibility to expand and adapt our network to technological advances with little or no additional construction investment.

    The design and construction of a new network varies depending upon several factors including the number of route miles to be installed, density of homes and businesses, type of road and sidewalk surface, and the architecture of the network backbone. Each system has been designed with at least one head-end and at least one telephone switching office. Each system's head-end and telephone switching office is directly connected to each node by fiber optic cable. Each node is then connected to a subscriber's premises. Construction of each system has been planned on a neighborhood-by-neighborhood basis to allow revenue generating operations to commence in a neighborhood as construction of the portion of the system serving such neighborhood is completed.

    FIBER OPTICS. The evolution of fiber optic technology over the past decade, including increases in the capacity of laser transmitters and decreases in the price of optical receivers, has enabled the economic deployment of fiber optic cable much closer to the customer than in traditional coaxial cable television and twisted copper pair telephone networks, thereby improving the quality and capacity of the cable television and telephone service. The main advantages of deploying fiber in place of both coaxial cable or copper wire are its smaller size, greater capacity, freedom from electrical interference, and significant reduction of the requirement for periodic maintenance. We deploy fiber to nodes which are normally less than 500 meters from the furthest home.

    NETWORK ARCHITECTURE. Our broadband networks are being built with an initial capacity of 750 MHz, which is sufficient to carry over 60 analog channels of television. With digital compression of the television signal, many more channels can be transmitted. The system is upgradeable to 1 GHz. Generally, a maximum of one amplifier is required between the head-end optical receivers and a home. Traditional cable systems often employ "cascades" of more than 5 amplifiers which degrade signal quality and increase the potential for system failure.

    Our local telecommunications network uses an SDH self-healing redundant-ring based architecture, which improves our ability to flexibly deploy capacity and further enhances system resilience. Telephone signals are carried from the node to the home over traditional copper pair, over a shorter distance than in traditional telephone networks, which improves signal quality and allows higher bandwidth services such as ADSL to be more easily deployed. Within a residential node, we use a dual drop consisting of "Siamese" coaxial cable, capable of transmitting up to 1 GHz of bandwidth, and two copper twisted pairs capable of providing two telephone connections. Moreover, the dual drop is placed in an underground conduit that has capacity for a fiber drop in the future. Large business customers are connected to the telephone network directly through fiber optic cable or microwave links.

    Our network design allows us to implement either of the two main broadband local-loop solutions: cable modems and DSL. The use of xDSL Technologies could enable us to exploit our copper wire assets more fully. We already use HDSL to meet the needs of particular business customers. ADSL speeds vary according to the length of the copper wire loop; the advantage that we have compared to an established telephone company is our relatively short copper wire runs -- typically under 500 meters. This facilitates down-load speeds of over 6 Mb/s.

    PRODUCTS, SERVICES AND MARKETING. We believe the most effective strategies to achieve maximum revenues and maximum penetration is to bundle telephone, cable and Internet services. Our product and pricing strategies emphasize choice, value, and quality and are designed to encourage subscription to multiple services and maximize customer retention. We believe that people want a value proposition based upon packages of services. We believe that our ability to design attractive marketing plans and better service packages relative to our competitors should have a positive effect on our penetration rates and customer retention.

    BUNDLED CABLE SERVICES. In 1996 we implemented a promotional pricing and packaging structure called "Choices" for our in-region telephone and cable television service. We have continued to refine and enhance the initial package. The current monthly price for the Starter Pack is (pound sterling)9.25, which is the same as British Telecommunications plc's ("BT") monthly line rental charge as of October 1999. The Starter Pack offers the customer:

    -   Telephone Service;

    -   Internet Access Service; and

    - All six of the terrestrial channels, seven cable television channels and our local TV channel; or

    -   A second telephone line.

    This means that our customers can receive their telephone line plus Internet access as well as cable television or a second telephone line for the same monthly price that BT charges for telephone line rental alone. Our customers can add either of the services they do not choose as a part of the package for (pound sterling)5 each. The (pound sterling)9.25 price point was specifically chosen to provide the customer with a simple price/value proposition: for the price of a BT telephone line, we provide a telephone line and more. BT has a long history of raising its line rental charge annually, creating a rising pricing umbrella under which we can position our services. We continue to improve the packaging structure in order to enhance its attractiveness to customers.

    In addition to the Starter Pack entry packages our Choice Collections packages enable the customer to select from several channel groupings each of which can be purchased for an additional charge.

    We believe that our bundled and flexible service package is responsive to the desires and tastes of our customers. It emphasizes the "value" of our residential telephone service by bundling it with a choice of additional services for the price of BT's telephone line rental. As opposed to choosing from a limited set of service options, the packages provide the customer the opportunity to add services according to their individual tastes, and change various aspects of the bundle rather than disconnect the service completely. Through the use of our customer care and billing systems, we can change our customers' services quickly and easily, thus encouraging each customer to choose a package that meets his or her individual needs. We seek to gain incremental revenues by selling additional products and services as well as encouraging customers to purchase higher tier packages. The Starter Pack serves as a shop window for other incremental services.

                                   CHOICES

        STARTER PACK (POUND STERLING)9.25         TELEPHONE PRICING
        Includes:                                 -  3,2,1 pence per minute Nationwide
        - Telephone Line Rental and                  3 pence per minute for the day, 2
        - Dial-up PC Internet Access                 pence per minute for the evenings,
                                                     and 1 pence per minute for the weekends

        Plus choose one of the following:         -  free Internet access at all
                                                     times to NTL telephony customers

        - Television Service with six             CHOICE COLLECTIONS
          terrestrial and seven cable             -  Music & youth,
          channels                                -  Classic,
         Or                                       -  News & documentary,
        - 2nd Telephone Line                      -  Contemporary
                                                       Two TV packs
       ADDITIONAL SERVICES                             (pound sterling)8.00
        - Extra telephone line,
                                                       Four TV packs
          Or additional converter boxes                (pound sterling)13.00
           (pound sterling)5.00
          Each                                    BSKYB PACKAGES
        - Advance features: reminder call,        - Sky Sports 1 or 2
                                                    (pound sterling)16.00
          Three-way calling, speed dialing,       - Movie Collection
                                                    (pound sterling)17.00
         Call barring, voicemail, call divert,    - Sport Collection
                                                    (pound sterling)20.00
         Call waiting                             - Movie & Sports Collection
                                                    (pound sterling)23.00
        - One Feature                             PAY PER VIEW
           (pound sterling)1.00
        - All Six                                 - Movies on Demand
           (pound sterling)3.00
                                                  - Per Screening
                                                    (pound sterling)2.99

                             CHOICE COLLECTIONS

              CHOICE COLLECTIONS        CHANNEL LINE-UP
              Music and Youth           MTV, VH-1, Cartoon Network, Rapture,
                                        Trouble, The Box, Nickelodeon, BET on
                                        Jazz, U.K. Play

              Classic                   Granada Plus, Carlton Food, U.K. Gold,
                                        Performance, Discovery Home & Leisure

              News and Documentaries    Discovery, History Channel, CNN,
                                        National Geographic, Travel Channel, Animal
                                        Planet,  U.K. Horizons

              Contemporary              Sci-Fi, Turner Classic Movies,
                                        Paramount Comedy Channel, Granada Men & Motors,
                                        Granada Breeze, Bravo, Living


    PAY PER VIEW SERVICES. We are a party to a joint venture with Telewest for the provision of a cable-only movie, sport and special events pay-per-view television service called Front Row which was launched to our customers in March 1998. The joint venture represents the first-ever alternative to BSkyB in the provision of movie and sports for pay television. Front Row has signed content output contracts with major Hollywood studios, including Warner Brothers, Sony Pictures Entertainment (Columbia/Tristar), the Walt Disney Company (Walt Disney Studios, Miramax, Hollywood Pictures and Touchstone), Dreamworks, MGM and Universal. Since its launch, Front Row has been very popular, currently selling over 170,000 movies per month.

    TELEPHONE TARIFFS. As a result of our investment in our national fiber backbone network, we are able to design and offer innovative telephone service packages to our customers. By integrating our national telecoms network with our local networks, we are able to bypass a portion of the wholesale long distance fees charged by BT and other carriers for carrying calls to and from our local telephone networks. This increased flexibility allows us to introduce more volume-oriented and/or geographically based calling plans designed to give the customer even greater choice and value. As an example, we recently launched "NTL 3-2-1 Pence", a per minute national call tariff of 3 pence during the day, 2 pence during the evening and 1 pence during the weekend. The tariff is designed to charge customers a rate which is affected by when they call, not where they call. Internet access and unlimited usage is free to NTL telephony customers. The simplicity of this telephone tariff provides us with a distinct pricing advantage over BT. While BT offers its customers a series of complex discount plans, our 3-2-1 pricing structure offers a clear and simple savings formula for customers.

    The following table compares our tariffs to BT's published tariffs.

                                    BASE CHARGES

                                                                                   BT
                                                           BT                   TOGETHER
                                    NTL                 BASE RATE                 RATE*
                             --------------------   --------------------   ---------------------
      Line Rental            (pound sterling)9.25   (pound sterling)9.25   (pound sterling)11.99
      Call Set Up Fee/
        minimum fee                         3.5p                   5.0p

                          TELEPHONE PER MINUTE CHARGES


                                   TELEPHONE TARIFFS
                                     (PER MINUTE)
                                                        BT
                                          BT         TOGETHER
                               NTL     BASE RATE      RATE*
                               -----   ---------    ---------
      Local
        Daytime.....           3.00P     3.95p        3.00p
        Evening.....           2.00P     1.49p        1.00p
        Weekend.....           1.00P     1.00p        1.00p
      Short National
        Daytime.....           3.00P     7.91p        4.00p
        Evening.....           2.00P     3.95p        2.00p
        Weekend.....           1.00P     2.00p        2.00p
      Long National
        Daytime.....           3.00P     7.91p        4.00p
        Evening.....           2.00P     3.95p        2.00p
        Weekend.....           1.00P     2.00p        2.00p

* Includes 180 minutes of local evening and weekend phone calling every month.

 RESIDENTIAL MARKETING. We market our local telecoms and television service as an integral part of the emerging information super-highway. This marketing strategy is continually being refined and includes the following concepts in our advertising, literature and other materials:

    - Positioning us as a national telephone company with a strong local presence;

    - Introducing alternative telephone service, multi-channel television and Internet access as the first of an expanding array of services which will be carried on the network in the future; and

    - Emphasizing that we are bringing "More Choice" in television viewing, "Better Value" in telephone service and "State of the Art" communications technology in providing access to the Internet;

    We employ an extensive direct marketing and sales approach to gain customers. We begin by building a relationship with our communities before construction commences in a given area by closely coordinating our upcoming activities with local government authorities and community groups and eliciting feedback on ways to minimize disruptions and inconvenience. Information packages and construction notices are delivered to the neighborhood prior to construction. Our consumer liasons personally visit affected neighborhoods and households in order to meet the special needs of the residents. All written and telephonic inquiries from residents are input by name into a lead-tracking database, so that when areas are released to marketing, our sales personnel have complete customer profiles of the residents in their selling area.

    We initiate our marketing in an area by direct mail, which is followed by a personal appointment with a sales advisor. All information regarding both current and future sales opportunities is entered into the database, and current sales information is updated in our provisioning, billing and subscriber management system. Unsold household data is maintained for future telemarketing, direct mail, and re-marketing by the sales force.

    Additionally, as part of our focus in ensuring and maximizing customer retention, we usually charge an installation fee of (pound sterling)25.00. We require a one year service agreement and encourage direct debit payment as the standard. Approximately 40% of our customers elect direct debit as a means of payment. The installation fee and one year contract provide qualifying mechanisms to ensure that the customer understands and recognizes the value of the services, while the encouragement of direct debit payment helps to avoid non-payment or non-payment related cancellations.

    NON-CABLE CUSTOMERS. In 1999, we extended our services offerings beyond our franchise areas in order to offer a set of alternative service options to over 18 million BT customers who are not passed by our local broadband networks. By utilizing our investments in our national telecoms network, our international Internet facilities and our back office and billing operations, we launched a set of products and services that allow us to provide telephone and Internet services to every home in the U.K. with a BT telephone line and a television.

    The National Consumer Services, our first retail offering to the U.K. consumer outside our franchise areas, has allowed us to significantly increase our U.K. target market. We carry the consumer's telephone traffic via indirect access for voice and Internet calls. Using indirect access, the customer retains their BT line, but the calls are automatically routed to our switch and national network. We therefore receive the call revenue associated with the customer's voice and Internet traffic. The "off-net" customer receives the benefit of our 3-2-1 pricing while we receive the revenues from their telephone calls.

    In the future, we plan to provide digital television services over a digital terrestrial television box that will form part of our National Consumer Services product offering. In January 2000, we selected the Microsoft TV software platform to deliver enhanced interactive TV services as part of our digital terrestrial TV and telephony package for U.K. consumers. The Microsoft TV platform will enhance the "free to air" digital terrestrial TV capability of the set top box by enabling us to provide interactive digital TV services. Digital Terrestrial Television will allow us to offer customers throughout the U.K. a bundled offering of telephone, television, Internet and interactive services, that will mirror our in-franchise product offerings. The bundle of services provides Internet access via the personal computer or through our TV-Internet set top box which enables full Internet access without the need to purchase a PC. Customers simply use a keyboard and set-top box to access the Internet over their television. This is an important market opportunity as it is estimated that of the 24 million U.K. TV homes, over 18 million homes do not have an Internet capable PC or Internet service.

NTL AND THE INTERNET

    Internet use in U.K. homes, businesses and educational institutions is rising rapidly. We regard data services as one of the three legs -- voice, data and video -- upon which our business has been built. We provide Internet services throughout the U.K. Our subscribers can take advantage of the high data rates provided by our fiber network in order to access the Internet via a personal computer or a television. We offer both consumer and business Internet services and own 49% of VirginNet with Virgin Communications Limited. However, our involvement is not simply based on enabling reliable Internet access. Rather, we also operate to support the development of Internet applications and usage. We provide the backbone for VirginNet and Which? Online, with our call centers handling around 4,000 calls a day for the two entities, consistently winning awards for speed of service and customer satisfaction.

    On March 7, 2000, NTL announced a plan to offer its residential customers genuinely free, unlimited Internet access throughout the UK via PC or TV. Called "ntl world", the new free Internet service will go live on April 17, 2000 for PC users. The TV Internet service is due to follow shortly afterwards. NTLworld features no ISP subscription charge, no call connection charge and no Internet per minute call charges. This service builds upon NTL's vision of becoming the premier provider of communication services in the UK and Europe.

    For businesses, we offer reliable and scalable solutions for connecting to the Internet. These range from easy-to-connect dial up connections to fixed access solutions for high volume, dedicated Internet connectivity. Furthermore, our extensive and expanding network of entry points guarantees rapid access to the Internet at all times. Other Internet services available from NTL include: firewalls, Web hosting, and virtual ISP services.

    For the growing number of companies who wish to provide virtual Internet services, we act as a wholesale provider of Internet services. Furthermore, companies are increasingly turning to us for electronic commerce solutions and, as a result, our Internet services for businesses continue to grow. In all these cases, we offer a unique set of assets:

    -   networks;

    -   technology;

    -   customers; and

    -   interactive content

    INTERNET ACCESS, INTERACTIVE SERVICES AND ENHANCED TELEVISION. We have moved rapidly to take advantage of, and drive the convergence between the Internet and the television. We are aggregating a broad range of interactive content into a seamless service that can be deployed as part of our interactive television services, such as TV-Internet and digital cable. Our decision to use open Internet standards for these products has allowed us to rapidly integrate a wide range of advanced technologies and partner with content companies who have already developed sites for the Internet. Because we have built our interactive service offering on open Internet standards, our platform allows these content sources to be easily and cost effectively integrated to create a television/entertainment experience rather than a computer-like experience. This includes using the NTL user interface to allow simple navigation by remote control. In designing the look and feel of our interactive services, we built upon the U.K.'s familiarity with teletext services by allowing customers to use the familiar four color remote control buttons to navigate through the interactive screens. These enhanced services will ultimately be deployed as part of our digital cable offering within our franchise areas.

    We have partnered with over 40 content providers to deliver a wide range of interactive services, including education, home shopping and banking, travel, entertainment, games, news, sport and local content. Content is organized in channels which include news, sport, travel, entertainment and retailing. Already over 100 brands are contracted to our interactive services. Partners include Tesco and The Arcadia Group in the retail sector, ITN for news, the Sporting Life for sports coverage and the BBC's Beeb service in entertainment. For example, the travel channel allows viewers to search for travel destinations, gather destination information and find travel deals from a large real-time database. In addition, we are developing additional channels that will provide games, education and financial and investment content. All partners have contracted to provide a commission to NTL on e-commerce transactions and we have also formed a joint venture to exploit the advertising opportunity associated with this service.

    The next stage in the development of our consumer proposition is enhanced television services. Enhanced television is the use of interactive technologies to enable television programs to become interactive. Enhanced television can be viewed as a modified form of interactive services which are constantly "on supply" as the viewer watches television. Applications include the ability to enable viewers to participate in game shows, access further information in documentaries or respond directly to advertising. Viewers use their remote controls to access the additional program information on demand.

    A major advantage of our cable technology is that these enhanced television links are not restricted to information delivered in the broadcast stream, a major restriction of satellite delivered services. A broad range of additional content can be delivered over the cable modem integrated in the digital TV set top box. We are working with a number of major broadcasters to develop the service and have already demonstrated a number of program pilots.

    Delivering enhanced television service requires close coordination between the program creation and the technology of the broadcast system. Our digital media center is being developed with the ability to schedule the television feed and to add the interactive components to the broadcast feed.

    These new technologies not only provide a powerful new set of tools for television producers, but also create large new commercial opportunities for operators like us in providing a unique service to help acquire and retain customers with a package of communications services. In addition, we can exploit new revenue opportunities from e-commerce generated by the interactive elements and from interactive advertising on existing television services.

    DIGITAL MEDIA CENTER. We have invested approximately $66.0 million in a new media center which is at the heart of our digital operations. The center acts as the marshaling point for all digital content, both television and interactive. Television and interactive services are brought to the center over satellite or fiber telecommunication links. Currently a 55 channel near video on demand service is produced using advanced digital storage and server technology. A complete sports channel, British Eurosport, is originated in the media center. In addition to the interactive television elements, conditional access for pay TV and electronic program guide datastreams are created and played out from the center.

    The new media center also houses the interactive servers for on-demand elements and is the point at which the broadband cable modem path is routed to access the Internet. The interactive system, scheduling and conditional access system are directly integrated with our customer management system. This allows direct customer interface through the TV screen for billing, on-line help or self-provisioning of new services. The system is controlled by a sophisticated scheduling system and control room that monitors all channels. The resulting service feed is carried from the center to each regional head-end using ATM technology. This feed is then combined with local content, such as regional TV channels for delivery over that local network. The system is capable of allowing full flexibility of the regional line up of channels, for example to include regional services from the major broadcasters, ITV, Channel 4 and the BBC.

    The media center is connected to our U.K. national network and linked to our satellite hubs for both in-bound and out-bound traffic. The system architecture and flexibility allows the delivery of a customized service to any point connected to our fiber telecoms network (for example, the current reach includes Dublin which allows us to connect Cablelink's Dublin franchise to the media center).

    HIGH SPEED INTERNET SERVICE. In 1999, we launched NTL HiSpeed Internet, which links our broadband cable network to the Internet at up to ten times the speed of telephone. The new cable modem service operates at speeds of up to 2.0 Mbps and will be offered at a minimum delivery speed of 512 Kbps. Our HiSpeed Internet is an "always on" service, removing log-on delays and the need to log-off while using your telephone. It also utilizes the hybrid fiber/coaxial cable television portion of our broadband network, leaving the telephone line free to make or receive calls. This service is currently priced at a flat rate of (pound sterling) 40 per month.

    In addition, we are in the process of implementing a commercial pilot of ADSL technology in parts of our Surrey franchise. ADSL can be particularly attractive for us to install because we have very short copper telephone line runs to our customers' premises which is critical for clear, efficient data transport. Typically, our customer is within 500 meters from a node whereas in the United States, ADSL customers' premises may be more than 5,400 meters from the end of the copper wire. As a result, ADSL is relatively easy for us to deploy and attractive to the customer particularly because customers buy the amount of bandwidth they need and receive a dedicated path, rather than the shared path of coax cable.

    VIRGINNET. In addition to telecoms and data services we also offer wholesale Internet access solutions including network services, call center operations, customer provisioning and billing to U.K. ISPs and other corporate customers that would like to expand their Internet presence. This service was launched in 1995 as our first national product offering.

    In 1996, we established the VirginNet joint venture with Virgin Communications Limited. As of December 31, 1999, VirginNet had over 570,000 customers. The joint venture is 49% owned by NTL and 51% by Virgin. VirginNet offers connectivity and proprietary content services to consumers and small businesses throughout the U.K. VirginNet recently launched a "free access" product offering, whereby customers only pay for the minutes that they are online or in contact with a customer care representative. We are able to support this service profitably because we carry the majority of the VirginNet Internet traffic on our owned network facilities.

    By integrating our Internet infrastructure with our national telecoms network we have been able to decrease the costs of providing these wholesale services as well as increase the value of the proposition by retaining a higher portion of the revenue from the data traffic that our customers generate. We plan to continue to enhance our Internet network, both nationally and internationally, to accommodate the growth in the business.

OPERATING RESULTS

    Based on trials and experiences in the U.K. and the prior experience of our management in the United States telecommunications market, we have developed innovative marketing strategies that have led to increased customer penetration rates, customer retention and operating profitability.

    As of December 31, 1999, pro forma for the acquisitions of ComTel Limited and Telecential Communications (collectively "ComTel"), Comcast U.K. Cable Partners Limited ("Comcast U.K." or "NTL Triangle") (formerly NTL (Bermuda) Limited), Diamond Cable Communications plc ("Diamond"), Cablelink Limited ("Cablelink") and the BT cable franchises (but excluding our 50% ownership of Cable London which Telewest purchased in November 1999) we had approximately 1.8 million residential telephony and cable television customers, approximately 70.5% of which subscribed to both telephone and television services. We counted a total of 2,708,400 million revenue generating units (known as RGUs) resulting in approximately 46% customer penetration, approximately 39% telephone penetration and approximately 39% cable penetration, yielding 70.5% RGU penetration of homes marketed. An RGU is one telephone account or one cable television account. A customer who takes telephone and cable television service generates two RGUs.

    NTL, on a standalone basis, prior to recent acquisitions, has achieved industry-leading customer penetration and retention levels. As of December 31, 1999, approximately 93% of customers subscribed to both telephone and television services. Our CATV penetration stands at approximately 47% with telephone penetration at approximately 46%. NTL has experienced an annual telephone and CATV churn rate of approximately 12%.

    Including Comcast U.K., ComTel, Diamond, Cablelink, the BT cable franchises, as well as Internet subscribers, as of December 31, 1999, NTL had approximately
2.4 million customers subscribing to more than 3.4 million services.

    We believe this success has been largely due to our focus on customer service and the development of product offerings that emphasize choice, value and simplicity. We plan to apply our marketing and customer service skills to enhance the operational performance of the combined entity. We also expect to achieve significant operating synergies from the combined operations including economies of scale in content and equipment purchasing, reduced telephone interconnect and call termination costs and improved operating leverage.

The following table shows the operating statistics for NTL: (1) for the franchises it has been developing since 1993; (2) including the acquisitions of Comcast U.K., ComTel and Diamond (the "U.K. Acquisitions"); and (3) in total including the U.K. Acquisitions, Cablelink and the BT cable franchises:


                                                                                           NTL (2)               TOTAL
                                                                                          (WITH U.K.            COMBINED
                                                         NTL(1)                          ACQUISITIONS)           NTL (3)
                                      -----------------------------------------------------------------------------------
                                       12/31/97        12/31/98         12/31/99           12/31/99             12/31/99
Homes passed                           1,007,000       1,247,200        1,345,800          3,696,100            4,291,700
Homes marketed (Tel.)                    810,000       1,064,600        1,143,600          3,170,100            3,170,100
Homes marketed (CATV)                    810,000       1,064,600        1,143,600          3,283,700            3,842,100
Total customers  (4)                     321,300         471,000          552,900          1,352,600            1,772,200
     Dual                                287,200         434,100          511,900            936,200              936,200
     Telephone-only                       15,300          16,100           16,900            292,900              292,900
     Cable-only                           18,800          20,800           24,100            123,500              543,100
Total RGUs (5)                           608,500         905,100        1,064,800          2,288,800            2,708,400
Customer penetration                       39.7%           44.2%            48.3%              41.2%                46.1%
RGU penetration                            75.1%           85.0%            93.1%              69.7%                70.5%
Telephone penetration                      37.3%           42.3%            46.2%              38.8%                38.8%
Cable penetration                          37.8%           42.7%            46.9%              32.3%                38.5%

(1) Data for franchises which NTL has been developing since 1993.

(2) Includes the U.K. Acquisitions. Excludes Cablelink and the BT cable franchises.

(3) Includes the U.K. Acquisitions as well as Cablelink and the BT cable franchises.

(4) In addition, the Company had approximately 625,000 Internet subscribers as of December 31, 1999.

(5) An RGU (revenue generating unit) is one cable television account or one telephone account; a dual customer generates two RGUs.

    Consistent with our objectives, our high penetration rates have led to increased levels of gross profit contribution per home passed and thus increasing rates of return on invested assets. The quality of our customer's experience is further evidenced by the results published by OFTEL. These results are exhibited in the following tables and highlight our improved performance over BT and our peers in a number of measures which effect the quality of our residential customer's experience.

                                           RESIDENTIAL CUSTOMERS
                                                   1999
                                  --------------------------------------
                                   NTL     TELEWEST       CWC       BT
                                  -----    --------      -----    ------
   Orders Completed..........     98.7%      91.9%       91.8%     97.6%
   Reported Faults per
    100 lines................      2.6        4.8         5.9       3.7
   Faults Cleared............     96.1%      93.1%       86.2%     82.4%

Source: OFTEL, June 30, 1999

    Our industry has demonstrated strong growth over the last several years. The industry has now passed approximately 12.7 million homes (or 53% of the U.K.'s total TV homes) with a broadband communications network. As a result, the U.K. can claim to have one of the most advanced communications infrastructures in the world. In addition, since January 1, 1992, the industry has connected approximately 4.9 million telephone lines. (During the same period, BT has also grown, adding approximately 2.8 million telephone lines.) The following tables illustrate these statistics:

                                                            TELEPHONY/CABLE INDUSTRY INSTALLED
                                                                     TELEPHONE LINES
                                           ------------------------------------------------------------------
                                           RESIDENTIAL AND                                      RESIDENTIAL
                                             BUSINESS             RESIDENTIAL                  TELEPHONE LINE
                                           TELEPHONE LINES      TELEPHONE LINES  HOMES PASSED   PENETRATION
                                           ---------------      ---------------  ------------  --------------
      January 1, 2000                           4,896,121             4,242,828    12,650,435             34%
      January 1, 1999                           4,070,866             3,567,786    11,904,341             30%
      January 1, 1998                           3,442,196             3,038,809    10,693,809             28%
      January 1, 1997                           2,278,113             2,039,081     8,351,310             24%
      January 1, 1996                           1,419,819             1,287,248     6,042,296             21%
      January 1, 1995                             717,566               649,350     4,116,971             16%
      January 1, 1994                             314,381               279,728     2,786,202             10%
      January 1, 1993                             106,989                92,715     1,954,829              5%
      January 1, 1992                              21,225                   N/A     1,343,557              --

Source: ITC

                            U.K. MULTI-CHANNEL HOMES

                              TOTAL                     TOTAL                          DTH                         DTH
                            CUSTOMERS               DTH (1) HOMES                AS A % OF TOTAL              NET ADDITIONS
                            --------------          -------------                ---------------              -------------
           12/31/99          8,404,000 (2)              3,966,000                     47.2%                         508,000
           12/31/98          7,073,000 (3)              3,458,000                     48.9%                        (125,000)
           12/31/97          6,721,000                  3,583,000                     53.3%                         137,000
           12/31/96          6,072,000                  3,446,000                     56.8%                         276,000
           12/31/95          5,180,000                  3,170,000                     61.2%                         358,400
           12/31/94          3,960,000                  2,811,600                     71.0%                             ---

(1) Direct to Home refers to homes receiving service via satellite dish

(2) Includes 605,000 and 527,000 Eire and ONDigital customers, respectively at 12-31-99.

(3) Includes 576,000 Eire customers at 12-31-98.

Source: BSkyB

BUSINESS SERVICES

    NTL's business and nonresidential services have undergone a significant transformation in the last twelve months, as the company has moved away from a simple product-based sales approach to a sector-based approach. In the business market (comprised of government, industry, health and education sectors) this sector approach enables us to provide a broad array of services ranging from simple connectivity for small businesses to integrated solutions of voice, video and data for large enterprises. These services are provided on local, regional or national bases to approximately 44,900 business customers. Our communication products are appealing because of our highly reliable network services. In the business market our reported faults (as compiled by the regulator, OFTEL) are
1.3 per 100 lines as compared to 3.3 per 100 lines, for BT, a statistically significant difference.

    In recognition of the developing needs and concerns of our large customers, NTL recently acquired Workplace Technologies plc ("Workplace"), one of the U.K.'s leading data network service integrators. Workplace's consultancy services range from the design and installation of data, voice and video networks to remote monitoring and support of these networks. We believe that large customers are more concerned with functionality of voice, video and data needs rather than costs. The combination of network capability, ISP experience, and the market presence of NTL enables us to offer a unique and comprehensive service to large customers.

    Our objective is to provide high quality voice, data and video communications services to businesses throughout the U.K. and to carriers which require U.K. and international connectivity. According to published OFTEL statistics, the total market for telecom services in the U.K. for the twelve months ended March 31, 1999 was estimated at approximately (pound sterling) 24 billion. Of the total telecoms market, we estimate that approximately (pound sterling) 13 billion represents business telecoms and carrier telecom services. Our national network has significantly expanded our telecoms opportunities beyond our franchise areas allowing us to serve the much greater U.K. national market. We approach this market by serving the following two market segments:

    - National Business Telecoms

    - Carrier Services

    In addition, we serve a national base of customers for a variety of telecommunications and related services using our national infrastructure of towers. These lines of business are discussed in greater detail under the "Broadcast Transmission and Tower Services" section below.

NATIONAL BUSINESS TELECOMS

    In the business market, we describe ourselves as a "nationally competitive but locally accountable" service provider, whose business purpose is to "enable businesses to become more efficient and effective".

    Our general business telecoms strategy is to provide comprehensive communications solutions to our customers. Rather than simply offering our customers a lower price for their existing service, we offer a package of services to the customer that is designed to address all of their communications needs at a price which offers good value for money. The services which we offer are often custom-designed for the specific needs of the customer.

    To date, we have been successful in obtaining telecoms contracts from businesses located within our franchise areas. At December 31, 1999, we had approximately 44,900 business customers and more than 186,500 telephone lines installed, up from approximately 24,900 and 92,800 a year ago, respectively.

    BUSINESS CUSTOMERS. While we offer our services to a wide array of companies throughout the U.K. within our franchise areas, we focus upon education, healthcare, local government, and media and information technology companies. Our communications solutions are attractive to these customers because of our reliable, high bandwidth services and our ability to package several services together at attractive prices. In addition, we have a strong local presence due to the localization of our facilities and the services we provide. As a result, our customers view us as a community partner and benefit from our local account management.

    We use a variety of different access technologies to connect customers, based on customer size, geographic location and our network reach. Access technologies currently deployed in our network include fiber optics, copper wire and microwave radio.

    We connect our larger business customers to our network using fiber optic cable. This utilizes the significant penetration of fiber that we have in our local access network. As the cost of fiber falls, the size of business we will connect with fiber extends correspondingly. Currently, we use copper wire pairs to connect small enterprises.

    An example of our sector-focused strategy is our success in penetrating the education market. We support customers at all levels of education within the United Kingdom. One such customer is the U.K.'s Joint Academic Network (JANET), which is the U.K.'s academic and research system connecting several hundred institutions, including all U.K. universities, most higher education colleges and most research establishments. SuperJANET is the broadband, or high-speed portion of JANET. We developed high bandwidth metropolitan area networks in a number of our regions throughout the U.K. to support SuperJANET. NTL now provides student and academic services to more than 25 universities through the U.K., and has won new contracts this year with universities, including south Hampton, Surrey, Swansea, and Strathclyde.

    Cambridge University is a SuperJANET node where we provide all of the university's high-speed data circuits and approximately 10,000 local extensions, including lines in 6,500 student dorm rooms. At Oxford University, students use our links for access to SuperJANET, and more than 700 students also have our phone lines in their dorm rooms. We also provide the services of the South Wales Academic Network (SWAN). SWAN is a 60-mile fiber network, with 13 sites that serve approximately 16,000 PCs, creating approximately 2 million e-mails and 12 million hits on the World Wide Web every month. SWAN will provide the gateway to SuperJANET for 23 institutions of higher learning that was previously available only to the Universities in Cardiff and Swansea.

    Our program for education has not only provided value-added technology services to universities, but has also accelerated the connection of local secondary and primary schools to the Internet. We provide services to more than 2,500 primary and secondary schools. Funding for these connections has been provided by the National Grid for Learning and the Technology Trust infrastructure campaign. We were the first company in the U.K. to introduce an economical flat rate Internet access package to all schools within our franchise areas. To date, over 1,600 schools have taken advantage of our attractive Internet offers. In England, Technology Colleges Trust has partnered with us to link up the trust's more than 650 schools. This will enable the schools, for a flat rate, to get unlimited usage of a 2 Mbps broadband connection to a new supergrid.

    Our schools initiative in Londonderry aims to provide free Internet access to every school in the city. This long term project will introduce modern technology into education utilizing our infrastructure. We will also host approximately 150,000 e-mail accounts (one for every student and teacher) and connect to all 568 schools in Hertfordshire County Council using ISDN and PSTN dial up. Bedfordshire County Council now has all 270 schools connected to the Internet via our ISDN Select.

    National Services. Capitalizing on our experience in local business markets and the extended reach of our national network, we have expanded the scope of our business in order to compete for a share of the business telecoms market on a national basis. We believe that we can build on the strengths gained in our local franchise areas to approach targeted business users located in other areas of the U.K., initially focusing on users with multiple business locations. We recently launched our national business corporate service and our strategy is to target the largest national businesses in specific market sectors.

    We have a variety of alternative methods to connect the "last mile" to the customers' premises from the national network:

    - As a certified national public telecommunications operator, we can readily obtain the permits to construct telecoms networks, and can simply build out our network to reach customers. Although this is often clearly the most costly approach, the expense can be justified in the case of large customers or when a significant level of traffic is obtained from several customers. For example, we have extended our fiber optic network in London to support CNN's facilities.

    - We can lease circuits on the local networks of other service providers to connect to the customer's premises. Although this may reduce the operating margin on a particular account, it requires significantly less capital expenditure than a direct connection, can often be installed relatively quickly, and can be replaced at a later date if a more profitable connection method can be deployed.

    - We can also connect customers to our national network by implementing one of two wireless bandwidth solutions, described in more detail below.

    Wireless Bandwidth Delivery. We have already been successful in utilizing our significant tower infrastructure to efficiently connect our network to customers using digital point to point microwave radio links. As part of our broadcasting businesses, we own or have direct access to over 1,450 tower sites in attractive locations all across the U.K. Microwave radio represents an efficient and reliable method for connecting customer locations to the national network.

    In addition to the methods to connect the "last mile" described above, we have been awarded a license to operate radio fixed access services on a national basis throughout the U.K. at the 10 GHz frequency, comprising 30 MHz of spectrum. With the 30 MHz, we will be able to transmit at 16 Mbps in any direction; our goal is to be able to simultaneously operate in up to 12 directions from a single base station, thereby enabling us to provide up to 192 Mbps from a particular site. Furthermore, we believe the use of ATM across the 10 GHz network will allow even greater capacity (up to 4x 192 Mbps) from a single base station. This technology can be used as a "wireless local loop" alternative to connect to customers which are not currently connected to our national network via wired circuits. We intend to use this point-to-multipoint wireless service where it represents a more efficient method to connect to customers than traditional wired or point-to-point wireless links. The 10 GHz frequency of our license is lower than the frequency which is being used by several major wireless telephony providers in the US (for example, the US frequency allocation for companies like Teligent and Winstar is typically in the 24-38 GHz band). This lower frequency is advantageous because lower frequencies offer better propagation and lower interference (and thus greater range) than higher frequencies.

    Using our 10 GHz service, we have the potential of reaching a large customer base in regions not covered by our fiber network. In addition to London, we are considering Birmingham, Leeds, Bradford, and Bristol as initial target markets. A total of 25 to 50 base stations will likely be deployed in these areas.

We are currently evaluating the services that we will offer over 10 GHz. We intend to take advantage of our national network as well as our ATM technology. Our 10 GHz technology will use this ATM platform, to enable delivery of voice, data and multimedia services to small and medium-sized business customers. Such services include voice access, leased line, Internet access, private Internet, LAN-to-LAN, and Frame Relay. We also intend to use the frequency for backhaul purposes, where a wireless connection will be less costly to install than our fiber or microwave links.

    We are currently undergoing test trials of the service in preparation for operational trials with major business customers. If the test trials are successful, and if we determine to seek and deploy the additional capital resources to pursue this opportunity and the networks are developed, the 10 GHz license would further facilitate the development of our local access reach to businesses.

BUSINESS PRODUCTS AND SERVICES.

    - SIMPLE "ACCESS" SERVICES that connect the customer to us for inbound and outbound voice and data calls. These access services include traditional analog Business Exchange Lines (BELs) and Digital Business Exchange Lines (DELs). DEL services include Basis Rate Access, also known as "ISDN2", and Primary Rate Access, also known as "ISDN30". These and other direct and indirect access services are priced competitively and offered in competition with a number of other direct and indirect suppliers.

    - MANAGED VOICE SERVICES which are best illustrated by our Central Exchange "Centrex" service. This service presents the customer with business exchange lines configured as a "virtual PABX", as we completely handle the services normally associated with a traditional PABX (or
        PBX). The success of this product is well demonstrated in the East Midlands where eight of the 11 local government organizations use NTL Centrex as their main business service, including the Nottingham City council with more than 3,500 lines.

    - MANAGED DATA SERVICES include fixed point-to-point private circuits at speeds from 64 Kbps, through multiples of that speed and individually tailored 100 Mbps and 155 Mbps services. Other services include the provision of intersite data services with particular transmission protocols, such as Internet Protocol also known as TCP/IP, Frame Relay and ATM. Our ability to design, deploy and manage a customer's data service has been greatly enhanced with the recent acquisition of Workplace.

    - INTERNET SERVICES provided by NTL range from "Dial-up" customers to dedicated private circuits for greater access speeds. We are launching a range of new services and branded hardware products, which include both entry level and advanced "firewalls", and a self provisioning web-hosting service. We own an interest in and provide communications network and back office support for VirginNet and provide services to more than twenty other Internet Service Providers.

    LOCAL BUSINESS SERVICES. The local business telecoms market provides an attractive opportunity to NTL. For the most part, the underlying capital investment needed to address this market is made through the buildout of the network for the residential market in our franchised areas.

    REGIONAL BUSINESS SERVICES. The communications services we provide to the education and government sectors is an excellent example of the possibilities created by our newly built high bandwidth networks where we can provide both region wide and intra-regional connectivity. We provide extensive services to numerous local governments, particularly our Centrex service that eliminates the need for a PBX, simplifies moves, adds and changes and provides free calling between locations. Additionally, our focus on the education market is demonstrated by the more than 3,000 primary and secondary schools, colleges and universities we serve; the majority of which we connect to the Internet with speeds ranging from 128 Kbps to 2 Mbps. Funding for the Internet segment of the services has been largely provided by the government, for whom Internet connectivity has become a high priority.

    REGION-WIDE BUSINESS SERVICES. In Hertfordshire, NTL provides county-wide telecommunications for all the local schools as well as widely dispersed municipal administrative offices. We were awarded all of Hertfordshire County Council's voice and data traffic and installed Centrex across all of the Council's sites (upward of 500 Centrex lines) based upon an integrated solution. These sites include libraries, social services offices and environmental services offices all linked to an NTL-provisioned voice and data call center.

    In addition to providing county-wide municipal council service in Hertfordshire, we provide a customized package of Internet and telecom services to all schools county-wide. The service, known as the "Hertfordshire Learning Grid", inaugurated one of the largest Internet and intranet projects in the U.K. education sector. NTL installed, maintains and manages PCs at all primary schools. NTL arranged to train three teachers in each school on how to use the Internet for communication, i.e. e-mail, how to use the Intranet for their administration, and how to use the world wide web to gather information which would support the teachers and help them to teach the children. Additionally, NTL built a bespoke intranet service for both the council's administration and schools which entailed a help desk, an e-mail filtering system, Internet filtering, and intranet filtering. The complete solution is fully managed by NTL and completely seamless to the customer. All queries are managed by their respective NTL local account manager.

    NATIONAL BUSINESS SERVICES. Our national network was designed specifically to connect our local networks and enable distance insensitive calling tariffs. We estimate that our national network covers approximately 3,500 route miles and 170,000 resilient fiber miles across England, Scotland, Wales, Northern Ireland and the Republic of Ireland. Our national network has been designed with significant excess capacity. For example, the trunk route specification provides for two large ducts, each with capacity for 4 sub-ducts, only one of those eight sub-ducts is currently used. Our total duct capacity exceeds 2,300 fibers of which only a small portion is currently used.

    Our national network is a fully redundant, SDH digital fiber network. The major fiber routes are complemented by microwave radio connections which increase the reach of the network. SDH technology improves network reliability and performance and provides greater flexibility than conventional transmission architecture. In addition, network availability, management and routing are also superior to conventional transmission architecture because signals are automatically rerouted to the best path available if another is severed or degraded. We believe that we have a competitive advantage over other carriers such as BT because SDH technology has been built into our networks from the start, thus avoiding integration problems with older network technologies.

    An important source of revenue for NTL is the bandwidth and connectivity we provide to other communications carriers. Our network is used to interconnect these carriers to cities throughout the U.K. and Ireland. NTL provides customers with bandwidth ranging from 2 Mbps to STM-16's. Owning core infrastructure also opens up avenues for international network expansion. Increasingly, network operators are looking at minimizing capital outlay by swapping capacity on their infrastructure for new nodes or additional capacity elsewhere. Our customers include fixed wireline and mobile telecommunications operators, cable operators, Internet service providers, and various information technology and facilities management companies, notably.

    - COLT where we have been awarded "preferred supplier" status for the distribution of COLT's traffic outside the London area. This covers bandwidths from 2 Mbps to STM-1.

    - ENERGIS for which we provide high speed managed services to enable the operator to more effectively address its "off-net" customer base.

    - GLOBAL ONE where as part of this international operator's roll-out, we are providing managed services between London and Dublin utilizing our recently completed sub-sea cable.

    - VODAFONE AND ORANGE, for which we provide inter-switch capacity on our national network. During 1998, both Vodafone and Orange considerably increased their requirements for network services, and as of December 1998, we supplied Orange with the majority of its inter-switch capacity.

    CARRIER SERVICES PRODUCTS, AND MARKETING. We expect to continue to successfully serve this marketplace through our strategy of providing high quality and competitively priced services. Additionally, we continue to utilize our specialized ability to provide tailored solutions necessary to serve this demanding market.

    The rapid expansion in voice traffic is expected to continue and we have entered into interconnect agreements with national and international operators to both reduce the costs of carriage and termination of our originated traffic and of termination of other carriers' traffic.

    The expected growth in the number of international operators building and operating submarine cable systems has been substantial and continues to grow with many of these cables transiting the U.K. We have considerably increased physical connectivity to U.K. international cable landing stations and products have been successfully developed to address the needs of these international cable operators for backhaul services between the cable landing sites and the major U.K. international nodes such as Telehouse, London.

    We believe the U.K. market for wholesale data services is significant and growing rapidly due to the fast growth in IP, Internet and other data traffic. Utilizing our state of the art ATM network, we have developed Frame Relay and ATM wholesale products to address this increasing demand for high speed data connectivity. Additionally, utilizing our core data network, local loop infrastructure and connectivity to the main international U.K. nodes will allow us to address the needs of international operators for the termination/origination of U.K. bound/generated data traffic.

    In addition to telecoms and data services we also offer wholesale Internet access solutions including network services, call center operations, customer provisioning and billing to U.K. Internet Service Providers ("ISPs") and other corporate customers that would like to expand their Internet presence. This service was launched in 1995 as our first national product offering.

    In 1996, we established the VirginNet joint venture with Virgin Communications Limited. The joint venture is 49% owned by us and 51% by Virgin. VirginNet offers connectivity and proprietary content services to consumers and small businesses throughout the U.K. VirginNet recently launched a "free access" product offering, whereby customers only pay for the minutes that they are online or in contact with a customer care representative. We are able to support this service profitably because we carry the majority of the VirginNet Internet traffic on our owned network facilities.

    By integrating our Internet infrastructure with our national telecoms network we have been able to decrease the costs of providing these wholesale services as well as increase the value of the proposition by retaining a higher portion of the revenue from the data traffic that our customers generate. We plan to continue to enhance our Internet network, both nationally and internationally, to accommodate the growth in the business.

    Our carrier services product portfolio also includes a comprehensive range of satellite services for media and broadcast customers who need to distribute programming around the globe either occasionally or full time. We enable TV broadcasters with full time channels to transmit their programming from their playout or production center, using a fiber link, to one of our three satellite teleports. This is then beamed up to the satellite, which in turn re-transmits the programming towards earth for reception by viewers.

    Our teleports are connected by fiber and radio circuits and provide uplinking services to U.K. cable television programme suppliers. At our main site near Winchester, U.K., we have antennas up to 40 feet in diameter. The site is linked to our two London teleports through our own national broadband network. Together they form an interconnected virtual teleport offering nonstop resilience.

    Through these teleports we have access to all the main satellites orbiting Earth including Astra, Eutelsat, Intelsat, Orion, and PanAmSat.

    The ultimate end users for our full-time services include households receiving a television channel in their own home, or other program distributors such as cable companies who pass the signal onto their end users. Our major fixed service customers include Turner Broadcasting Systems, Flextech, the BBC and QVC.

    To cover live news coverage and sporting events, we operate a fleet of satellite news gathering trucks. Our global capability and infrastructure means we can respond rapidly to consumer demand. In addition, we can now offer customers the facility to transmit programming between 48 US cities and Europe by use of a transatlantic fiber link.

BROADCAST AND TOWER SERVICES

    We are a leading owner and operator of broadcast, transmission and wireless communications infrastructure in the U.K. As of December 31, 1999, we own or manage 1,458 towers and sites in the U.K. and have access to an additional 679 towers and sites for our U.K. broadcast customers. In April 1999, we acquired NTN, the exclusive provider of television and radio transmission services to Australia's only national TV and radio broadcasters. NTN transmits from 561 tower sites throughout Australia.

    We provide a number of services:

    -   Television and radio broadcast transmission

    -   Tower and site leasing

    -   Radio communications services

    Based on our track record of more than 40 years of providing broadcast services to the U.K.'s independent television operators and our expertise in digital broadcasting, we believe that we are uniquely positioned to capitalize on the trends towards privatization and digitalization in the global broadcasting industry.

U.K. BROADCAST TRANSMISSION

    NTL has been involved in broadcast television since the 1950's when we designed and built the television transmission system for the U.K.'s first independent commercial television network. The Broadcast Transmission Group operates a national infrastructure in the U.K. of 1,289 owned or shared transmission sites and its owned network of approximately 3,500 transmitters delivering broadcast signals for the three commercial national television channels and many of the U.K.'s independent local, regional and national radio broadcasters. Additionally, the group designs, installs, operates, and maintains new transmitter networks and has a spectrum planning service to monitor the coverage of television and radio networks.

    The Broadcast Transmission group provides a recurring contracted revenue stream from these customers through long term contracts. The projected total value of our present contracts for broadcast services is (pound sterling) 1.3 billion ($2.1 billion) with some contracts extending until 2012. An attractive feature of the NTL broadcast contracts is our ownership of both towers and transmission equipment responsible for generating the broadcast signal. In essence, TV and radio station owners are programmers and NTL is the broadcaster. The nature of these arrangements is such that there are significant switching costs for any TV broadcaster wishing to change service provider. The barriers to entry a new provider would need to overcome include:

    - The provisioning of capital equipment for transmission services and studio coding, decoding and distribution circuits;

    - Re-engineering of network either around NTL sites or, more challenging, around a different set of sites. In the latter case, planning permission would be particularly difficult to receive for an alternative set of large transmitter sites and large numbers of viewers receiving aerials would require re-positioning;

    - Attaining spectrum for a differently engineered network as there is a broadcast spectrum shortage.

    TELEVISION BROADCASTING. We currently provide digital broadcast transmission for two of the three commercial national television channels in the U.K., ITV and Channel 4/S4C, and analog broadcast transmission services for ITV, Channel 4/S4C and Channel 5, the third commercial national television channel in the U.K.

    In November 1998 we made broadcast history with the launch of the first commercial digital terrestrial television network. Two of the four recipients of the digital terrestrial television (DTT) multiplexes, ITV and Channel 4 and SDN (in which we hold a 33% equity interest) selected us as the supplier of transmission services. At the launch of DTT there were 22 transmitting stations with a rollout plan targeted at reaching 85% population coverage. As of December 31, 1999, there were 79 transmitting stations. We have not only successfully completed the first phase of the build program from playout centers to transmission in a timely fashion but have also signed 12 year contracts to provide end-to-end service, including studio compression, transmission and full systems integration. It is anticipated that the digital network will ultimately grow to match the coverage of the analog system to enable its switch-off.

    Digital broadcast systems require a more complex engineering design than their analog predecessors. We have exploited this by extending our range of services to include tower leasing and transmission services (as with analog) plus "end-to-end" system integration and service ranging from studio playout centers to terrestrial transmission. This has the twin benefits of enlarging the total market available from broadcasting and further differentiating us as a unique provider able to offer towers, transmission and system integration services for digital television.

    RADIO BROADCASTING. The Broadcast radio market in the U.K. comprises the publicly funded BBC and the commercial radio industry. The BBC operates five national radio networks and 44 local radio stations. All non-BBC radio in the U.K. is regulated by the Radio Authority, who currently license 3 national commercial stations (such as Virgin and Classic FM) and 241 metropolitan, regional and local stations. Despite this diversity, ownership concentration is high, with 5 or 6 major groups controlling the majority of stations.

    Commercial radio stations are free to contract with any supplier for their transmission needs. We have an 85% share by value of the local commercial radio transmission market and has approximately 40% (by value) of the national commercial market.

    We also offer a range of services to local and national radio broadcasting licensees in the U.K. including: target service area planning; site location, installation and construction; and equipment selection, procurement, operation, monitoring and maintenance. This division offers total broadcast contract services, where it designs, builds, owns and maintains the operator's transmission facilities, and facility management contract services where it maintains customer-owned equipment and administers the operation of the transmission service.

    The migration to a new digital transmission platform is creating significant growth in the broadcast radio transmission market. The Radio Authority is committed to a fast roll-out of the new digital multiplex licenses and has already awarded the only national license to Digital One, of which we are a founding equity partner with a 33% equity interest. We have a contract for the transmission of Digital One with a lifetime value in excess of $75.0 million. A total of 26 licenses for regional and local digital radio will be awarded between 1999 and 2001, and we are well positioned to win transmission contracts for a portion of the licenses, and provide site leasing services associated with some of the remaining licenses.


AUSTRALIAN BROADCAST TRANSMISSION. In April 1999, we purchased NTN, the exclusive provider of television and radio transmission services to Australia's only national TV and radio broadcasters, ABC and SBS. NTN transmits from 561 tower sites throughout Australia. In addition, NTN serves regional and community TV and radio broadcasters and providers equipment hosting services to telecom operators and emergency service communications on its towers. NTN's customers include Telstra, WIN Television, Prime Television, Vodafone and Air Services Australia. NTN holds long term contractual relationships with the majority of its customers.

     Our strategy for NTN is to develop and exploit numerous opportunities including:

    -   Introduction of digital terrestrial television broadcasting from 2001;

    -   Introduction of digital radio broadcasting and datacasting;

    - Generating higher revenues from the provision of transmission site rental and services to non-broadcast services, such as cellular carriers;

    - Develop advanced radio communications services for Emergency Services, based on TETRA technology.

THE TOWER AND SITES DIVISION

    We rent antenna space on our owned and leased towers and sites to a variety of carriers operating cellular, PCS, Specialized Mobile Radio, Enhanced Specialized Mobile Radio, paging and other wireless networks. We typically receive fees for installing customer's equipment and antennas on a tower and also receive rental payments from customers payable under site leases. As of December 1999, 398 companies rented antenna space on our towers and sites. These site rental agreements have terms which are typically 10 years in length (and renewable), and are generally subject to price indexation with inflation. Site sharing customers are typically billed a year in advance. During the last four years, the number of lessees on our towers has grown from 1,989 to over 4,000.

    The cellular market is the largest of these markets in terms of users, coverage, and usage of radio sites, and is witnessing extraordinary growth. Current build plans of U.K. cellular operators would indicate a doubling of the number of base stations built to meet the increased demand over the next three years.

    Cellular growth will necessitate reliable communications infrastructure in all commercial areas, leading to a requirement for good cellular coverage inside buildings. We believe this creates a new type of radio site, which unlike towers will exist within commercial buildings, transport hubs, shopping malls and other large buildings. Our initial analysis shows that there are approximately 2,000 large retail, transport or other multi-tenanted commercial properties in the U.K. that may require communications infrastructure to facilitate mobile telephony. To this end we have won the exclusive contract to provide this service inside Bluewater, Britain's largest and newest shopping complex.

    Against the backdrop of projected demand for suitable radio sites, the U.K. planning/regulatory environment is increasingly encouraging site sharing to prevent proliferation of single-user towers. Intense price competition in the cellular market is leading to out-sourcing opportunities as the network operators look to achieve broad and deep coverage without developing significant single-user tower portfolios.

    As of December 31, 1999, we own or manage 1,458 towers and sites in the U.K. Our inventory of owned and managed towers and sites was increased substantially from 1995 to today as a result of the following transactions.

    - In 1995, we embarked on a contract to build a network for the U.K. PCN operator "one2one." As part of this contract, we acquired approximately 240 cellular sites, with one2one as anchor tenant.

    - In May 1998, we purchased 114 sites from Simoco Group. This portfolio was originally developed as part of the Phillips PMR business, the sites being strategically located across the U.K. in hilltop locations ideally suited to PMR VHF systems.

    - In December 1998, we acquired 126 sites as part of the purchase of all of the business and assets of Eastern Group Telecoms ("EGT"). This transaction included the right to develop up to 1,000 more locations of Eastern Group property for site sharing purposes. Overall, we believe that this portfolio has been developed for good cellular telephone coverage.

RADIO COMMUNICATION SERVICES

    Our RadioComms division is involved in mobile communications maintenance, support and facilities management. This enables us to offer customers the optimum solution to their requirements, from equipment specific component repair/replacement, to full turnkey site and equipment maintenance.

    The group offers a full range of services, including the operation of radio networks and the provision of support and maintenance services to customers with "mission critical" radio communications needs. We serve a substantial portion of the radio installation and maintenance market for public safety services within England and Wales and associated customers such as HM Prison Service and HM Coast Guard. These customers provide us with a steady source of revenues, and have also proven to be very effective references for other services and products.

    We intend to secure further customers and contracts, expanding from facilities and maintenance activities into complete outsource arrangements. We have positioned ourselves to effectively compete in the major growth sector in the radio communications market over the next five years by targeting both public and private mobile operators. We have recently contracted with the London Metropolitan police, the largest U.K. police force, for a complete communication outsourcing service. Several additional large contracts of this type are subject to bid processes in 2000, with contract awards expected within a year. Long-term contracts (typically greater than five years) of this nature, if awarded to us, are expected to substantially increase the revenue profile of the group and help us maintain our overall revenue stability. There can be no assurance that such contracts will be awarded to us.

KEY TRENDS IN THE TOWERS AND SITES MARKETS

    There are a number of key market trends that are creating opportunities for us to expand and grow our Broadcast Transmission and Tower Services businesses:

    - Digital terrestrial broadcast services will gradually replace their analog predecessors, resulting in major new services with operators running in parallel and in competition with existing analog services. The launch of digital terrestrial television services will ultimately require the creation of an entire national broadcast network of approximately 1,200 sites to serve the U.K. population.

    - The increasing global trend towards private rather than state ownership and operation of television and radio broadcast transmission networks. The outsourcing of these networks will result in new business opportunities for us.

    - The continuation of the rapid growth of cellular mobile telephony in the U.K. with greater than 80% annual growth in subscribers for current services. According to published reports, mobile subscribers have grown from 10.5 million in October 1998 to 24 million in January 2000, or approximately 41% of the population of the U.K. The rapid growth in mobile subscribers has increased demand for antenna space and tower sites.

    - The rollout of new wireless communications technologies, such as PCN and digital Terrestrial Trunked Radio (known as TETRA) and granting of five licenses in the U.K. for 3rd generation Universal Mobile Telephone Service (known as UMTS mobile) in early 2000 will further enhance demand for antenna space and tower sites.

    - The continuing liberalization of the telecommunications market, causing proliferation of radio fixed links as the most economic and quickest method of establishing competition within the local loop. These links will be driven by competition for local loop traffic, high bandwidth WANs and core network for newly licensed PTOs. This will also enhance the demand for antenna space and tower sites.

    - The growing utilization of wireless delivery to the commercial market in order to extend bandwidth to all possible locations. There is a developing market for wireless delivery where fiber is not currently available or practical to be delivered.

RECENT DEVELOPMENTS

ACQUISITION OF AUSTRALIAN NATIONAL TRANSMISSION NETWORK

    On April 30, 1999, a subsidiary of NTL ("NTL Australia") acquired the Australian National Transmission Network at a purchase price of approximately $423 million. While NTL ultimately intends to finance the purchase price by a separate financing, the funds necessary to pay the purchase price for the Australian network were obtained from a distribution by NTL Communications to NTL.

ACQUISITION OF IRISH CABLELINK

    In May 1999, NTL announced its first broadband venture outside the United Kingdom with the acquisition of Cablelink, Ireland's largest cable television provider. Telecom Eireann, now named Eircom, and Radio Telefis Eireann announced NTL as the successful bidder after a competitive tendering process. In July 1999, NTL acquired Cablelink for approximately 535.18 million Irish punts (approximately $693 million at the time of the acquisition).

    Cablelink provides multi-channel television and information services in Dublin, Galway and Waterford to over 360,000 subscribers. Cablelink currently has an 83% penetration rate of its cable broadband network which passes 420,000 homes. Cablelink holds licenses to provide analog and digital television services in its franchises for 15 years with exclusive rights for five years as of the beginning of 1999. It also has a full service license allowing it to provide public telephony, Internet and other value-added services throughout Ireland.

ACQUISITION OF 1G NETWORKS IN FRANCE

    In May 1999, NTL announced its first broadband venture in continental Europe with a strategic acquisition in France. Following a competitive tendering process, France Telecom and France Telecom Cable announced that NTL was the winning bidder to acquire the "1G Networks" of France Telecom representing over 266,000 franchise homes. NTL purchased the 1G Networks in two stages in August and December 1999 for approximately FRF373.2 million (approximately $60 million at the time of the acquisition).

ACQUISITION OF BT CABLE FRANCHISES IN WESTMINSTER AND MILTON KEYNES

    In July 1999, NTL acquired broadband cable franchises located in Westminster, London and Milton Keynes from British Telecommunications for an aggregate of (pound sterling)19 million (approximately $31 million). NTL expects to invest approximately (pound sterling)15 million (approximately $24 million) to upgrade the networks for digital cable, interactive service and high speed Internet access. NTL paid BT (pound sterling)5 million (approximately $8 million) on closing and will pay up to (pound sterling) 14 million (approximately $23 million) on completion of the upgrade of the Westminster network. NTL leases the networks from BT on a long term basis for an annual lease payment of approximately (pound sterling)3.9 million (approximately $6 million).

AGREEMENT TO ACQUIRE CWC CONSUMERCO. AND FRANCE TELECOM INVESTMENT

    On July 26, 1999, NTL, with the support of France Telecom, agreed to acquire the consumer cable telephone, Internet and television operations of CWC ConsumerCo. NTL expects to acquire CWC ConsumerCo for approximately 85 million new shares of NTL common stock and (pound sterling)2.85 billion ($4.6 billion) in cash. NTL will also assume approximately (pound sterling)1.9 billion ($3.1 billion) of CWC's net debt, plus operational adjustments prior to closing. Also on July 26, 1999 France Telecom agreed to invest a total of $5.5 billion in NTL, which includes an initial investment of $1 billion that was made on August 13, 1999. On August 13, 1999 France Telecom purchased approximately 4.2 million shares of common stock and 750,000 shares of NTL 5% cumulative participating convertible preferred stock, series A, for a total of $1 billion. France Telecom, subject to certain conditions, will purchase approximately 42.2 million shares of NTL common stock and 2 million shares of NTL 5% cumulative participating convertible preferred stock, series B for a total of (pound sterling) 2.8 billion ($4.5 billion). In addition, NTL has entered into a note purchase agreement for up to approximately (pound sterling)2.4 billion ($3.9 billion) to fund a portion of the cost of this acquisition.

ACQUISITION OF WORKPLACE TECHNOLOGIES

    In September 1999, NTL acquired substantially all, and has since acquired the remainder, of the shares of Workplace, one of the U.K.'s leading data network service integrators, for cash of approximately (pound sterling)101 million (approximately $166 million at the time of acquisition) and loan notes of approximately (pound sterling)4.5 million (approximately $7 million at the time of acquisition). NTL currently expects to transfer Workplace to NTL Communications in the first half of 2000.

ACQUISITION OF ADDITIONAL NTL COMMON STOCK BY FRANCE TELECOM

    On October 25, 1999, NTL announced that France Telecom agreed to purchase approximately 4.2 million shares of NTL common stock from NTL stockholders who received the shares as consideration in an acquisition that was completed by NTL in the first quarter of 1999.

SALE OF INTEREST IN CABLE LONDON

    On November 23, 1999, NTL completed the previously announced sale through its wholly-owned subsidiary, NTL Triangle, of its 50% interest in Cable London plc to Telewest for approximately (pound sterling)428 (approximately $692 million) in cash. The sale was subject to the provisions of a buy/sell agreement between the parties related to NTL's purchase in 1998 of Comcast U.K. Cable Partners Limited.

NTL STOCK SPLITS

    In September 1999, the NTL board of directors approved a 5-for-4 stock split, payable as a stock dividend. The record date and the payment date for the stock split were October 4, 1999 and October 7, 1999, respectively. In January 2000, the NTL board of directors approved a second 5-for-4 stock split, payable as a stock dividend. The record date of the stock split was January 31, 2000 and the payment date was February 3, 2000. For both stock splits, one new share of NTL common stock was distributed for each four shares of NTL common stock owned on the record date for the stock split, with fractional shares being rounded up and down. All common stock and per share data have been adjusted to reflect the stock splits.

REDEMPTION OF 9.9% NON-VOTING MANDATORILY REDEEMABLE PREFERRED STOCK, SERIES A

    On December 10, 1999, NTL gave notice to the holder of all of NTL's outstanding shares of 9.9% non-voting mandatorily redeemable preferred stock, series A that such preferred stock would be mandatorily redeemed for cash on December 22, 1999. The mandatory redemption price was approximately $140.8 million which included accrued dividends.

AGREEMENT TO ACQUIRE CABLECOM IN SWITZERLAND

    On December 13, 1999, NTL announced that it had reached an agreement to acquire the Cablecom Group ("Cablecom") from Swisscom AG, Siemens Schweiz AG and VEBA Telecom GmbH for CHF 5.8 billion (approximately $3.6 billion). Cablecom's revenues for the year ended December 31, 1999 were $388 million.

    Cablecom is Switzerland's largest cable operator with 1.38 million subscribers which reflects a penetration rate of 96% in its service areas and delivers signals via its national fiber backbone to other cable operators who serve a further 300,000 cable homes. Over 90% of television broadcasting in Switzerland is delivered over cable networks. Cablecom has an estimated 53% share of the Swiss cable market and is the major cable operator in 11 of Switzerland's 15 largest cities. Cablecom has been the catalyst for the consolidation of the Swiss cable market and recently launched digital television and high-speed Internet services.

    Cablecom also owns SwissOnline, one of the largest Internet service providers in Switzerland and one of the country's most popular portals with approximately 140,000 customers. Cablecom already has a telecommunications license to provide data consisting of Internet, leased lines and asynchronous transfer mode, and value added services throughout Switzerland and it will shortly submit an application to extend the licenses for the provisioning of voice telephony. Cablecom's network is currently being upgraded as part of an investment program scheduled to go through 2003, with over $250 million spent in the last two years. The network upgrade program will include the completion of a national fiber ring which is expected to cover approximately 75% of Switzerland by the end of 2001 as one of only two national fiber rings in Switzerland.

    Through this acquisition, NTL will become the largest alternative fixed link telecommunications operator in the Swiss telecommunications market.

    NTL will acquire the cable assets of Cablecom Holdings AG together with its subsidiaries. Part of the purchase price will take the form of the assumption or discharge of indebtedness of the Cablecom Group. Completion of the acquisition is conditioned on certain regulatory approvals being obtained and is expected to occur in the first quarter of 2000.

    Chase Manhattan plc and Morgan Stanley Senior Funding Inc. have agreed to arrange a syndicate of banks to make available facilities in an aggregate principal amount of CHF 4.1 billion ($2.6 billion) to help fund the acquisition of the Cablecom Group and related purposes. The facilities will consist of a tranche of CHF 2.7 billion ($1.7 billion), to be utilized in the acquisition of the Cablecom Group and for the refinancing of certain of that group's indebtedness, and a tranche of CHF 1.4 billion ($0.9 billion) to be used for working capital, capital expenditures and general corporate purposes. The facilities will have a final maturity date of March 31, 2010 and will be secured, by among other methods, pledges over shares in the majority of the members of the Cablecom Group. The facilities will be subject to conditions precedent including completion of the acquisition of the Cablecom Group and will contain representations and warranties, undertakings and events of defaults reflecting current practice in the European syndicated loan market for comparable facilities. Chase Manhattan PLC and Morgan Stanley Senior Funding Inc. will underwrite the availability of the facilities.

    NTL is planning to develop the Cablecom business post-acquisition beyond the basic TV business. Core elements of NTL's strategy for Cablecom include:

    -   an acceleration of the ongoing build-out of the nationwide backbone;

    -   an increase in digital and bi-directional capacity;

    - the offering of subsidized digital TV and, at a later stage, multimedia set-top boxes to drive penetration; and

    - the introduction of a value-added services bouquet including digital TV, pay-TV, web-TV, video- and audio-on-demand, voice telephony and high-speed Internet.

OFFERING OF NEW SERIES OF NTL CONVERTIBLE SUBORDINATED NOTES

    In December 1999, NTL completed a $1.2 billion offering of its 5-3/4% convertible subordinated notes due 2009 which are convertible into approximately 11 million shares of NTL common stock. France Telecom purchased approximately $232 million of the convertible subordinated notes.

    The convertible subordinated notes were not registered under the Securities Act and were offered and sold in transactions exempt from or not subject to the registration requirements of the Securities Act. In connection with this offering, NTL announced that it intends to make an offer to convert its existing 7% convertible subordinated notes due 2008 into NTL common stock.

REDEMPTION OF ALL SERIES OF 5-1/4% CONVERTIBLE PREFERRED STOCK

    On January 7, 2000, NTL gave notice to the holder of all the series of NTL's outstanding shares of 5-1/4% convertible preferred stock that such preferred stock would be mandatorily redeemed for shares of NTL common stock on February 7, 2000. The redemption price was approximately $527.5 million, payable in cash or NTL common stock valued at the average of the closing prices for the NTL common stock during the 25 trading days prior to the redemption date. However, the holder exercised its right to convert the shares of 5-1/4% convertible preferred stock into approximately 8.2 million shares of NTL common stock.

NTL AND FRANCE TELECOM TO BID FOR MOBILE PHONE LICENSES

    On January 12, 2000, NTL announced that it would be bidding together with France Telecom for one of the UMTS "third generation" mobile phone licenses which are being auctioned in the U.K. This license will be held by NTL Mobile Limited, a joint venture with France Telecom.

PROPOSED SALE OF NEW SERIES OF NTL PREFERRED STOCK

    On February 17, 2000, NTL, France Telecom, and a group of commercial banks, entered into an arrangement, subject, among other things, to the completion of NTL's acquisition of the assets of Cablecom Holding AG, involving the issuance of 1,850,000 shares of 5% cumulative preferred stock, series A, par value $0.01 per share, of NTL for an aggregate purchase price of $1.85 billion. The proceeds from this issuance of 5% cumulative preferred stock will be used primarily for the purpose of consummating the acquisition of the assets of Cablecom Holding AG, with any remaining proceeds to be used to help fund NTL's acquisitions of companies primarily engaged in the broadband communications, broadcasting and cable television business in Continental Europe outside of France.

    Under the arrangement, at the option of the holder, the 5% cumulative preferred stock is mandatorily redeemable for cash on and after the second anniversary of the issuance. Any holder of the 5% cumulative preferred stock, other than a commercial bank or its affiliate, has a right, exercisable at any time after the 5% cumulative preferred stock shall have been outstanding for six months and subject to certain conditions, to exchange shares of 5% cumulative preferred stock for shares of Eurotel Stock, having a value equal to the redemption price together with any accrued and unpaid dividends. "Eurotel Stock" is defined as capital stock of a direct or indirect wholly-owned subsidiary of NTL, which entity owns all of the outstanding capital stock of entities that are primarily engaged in the broadband communications, broadcasting and cable television business in Continental Europe outside of France.

    On and after the date that is the earlier of (1) the second anniversary of the issue date of the 5% cumulative preferred stock or (2) the date of an exchange for Eurotel Stock, NTL has the right to redeem the outstanding 5% cumulative preferred stock, in part or in whole, from any holder of the 5% cumulative preferred stock, other than a commercial bank or its affiliate, for cash at the redemption price together with any accrued and unpaid dividends. Any time after a period of six months from an exchange for Eurotel Stock, any holder of 5% cumulative preferred stock, other than a commercial bank or its affiliate, at the holder's option and subject to certain conditions, is entitled to convert any or all of the shares of 5% cumulative preferred stock that remain outstanding after the exchange for Eurotel Stock into fully paid and non-assessable shares of NTL common stock together with any accrued and unpaid dividends.

    Under separate arrangements, NTL and France Telecom have agreed to certain corporate governance arrangements relating to the Eurotel entity in the event the 5% cumulative preferred stock is exchanged for shares of Eurotel Stock.

    Contemporaneously with the execution of the purchase agreement described above, France Telecom and the Banks entered into a put and call option agreement with respect to the shares of 5% cumulative preferred stock that were proposed to be sold to them by NTL. The put and call option agreement generally provides that (1) France Telecom will have the right exercisable at any time following the issue date but no later than five business days before the second anniversary of the issue date to purchase the 5% cumulative preferred stock held by the Banks and (2) the Banks will also have the right in certain circumstances to require France Telecom to acquire their shares of 5% cumulative preferred stock.

COMPETITION

    We face significant competition from established and new competitors in the areas of residential telephony, business telecommunications services, Internet and cable television. We believe that competition will intensify in each of these business areas, particularly business telecommunications and Internet.

    Residential Services. We compete primarily with BT in providing telephone services to residential customers. BT occupies an established market position and manages fully built networks and has resources substantially greater than ours. According to OFTEL, at March 31, 1999, BT serviced approximately 85% of U.K. residential telephone exchange line customers. Our growth in telecommunications services, therefore, depends upon our ability to convince BT's customers to switch to our telecommunications services. We believe that value for money is currently one of the most important factors influencing the decision of U.K. customers to switch from BT to a competitive telecommunications service. BT has, however, introduced price reductions in certain categories of calls and, due to regulatory price controls, BT will be making further reductions in its telecommunications prices. Accordingly, although we intend to remain competitive, in the future we may be unable to offer residential telephone services at rates lower than those offered by BT. In this case, we may not achieve desired penetration rates and may experience a decline in total revenues. There can be no assurance that any such decline in revenues or penetration rates will not adversely affect us. In addition to BT, other telecommunications competitors could prevent us from increasing our share of the residential telecommunications market. In particular, BT is under a regulatory obligation to introduce carrier pre-selection on its network, which it expects to do in the second half of 2000. Carrier pre-selection may increase the appeal of indirect access operators, whose discounted call charges may undercut us.

    We also compete with mobile networks. This technology may grow to become a competitive threat to our networks, particularly if call charges are reduced further on the mobile networks. Our radio communications group may enable us to benefit from the growth in this technology. There can be no assurance, however, that we will be able to compete successfully with such telecommunications operators.

    We believe that we have a competitive advantage in the residential market because we offer integrated telephone, cable television, telecommunications services (including Internet, interactive and on-line services) and multi-product packages designed to encourage customers to subscribe to multiple services. However, there can be no assurance that this competitive advantage will continue. Indeed, BT and all other operators will be permitted to provide and convey cable television services throughout the U.K. starting January 1, 2001. In addition, all areas currently without franchises will open to general competition in the future, and exclusive franchises will no longer be awarded.

    British Sky Broadcasting Limited currently markets telecommunications services on an indirect access basis (which requires the customer to dial additional digits before entering the primary telephone number, thus diverting calls onto another operator's network). In addition, BskyB, BT, Midland Bank and Matsushita have formed a joint venture known as Open (formerly British Interactive Broadcasting) to provide interactive digital services. We believe that this joint venture provides significant competition.

    Our cable television systems compete with direct reception over-the-air broadcast television, DTH satellite services and satellite master antenna systems. In addition, pay television and pay-per-view services offered by us compete to varying degrees with other communications and entertainment media, including home video, cinema exhibition of feature films, live theater and newly emerging multimedia services. We expect that, in the future, we may face competition from programming provided by video-on-demand services, including those that may be provided by PTOs with national licenses. In addition, there will be general licensing to provide cable television services, including in our franchise areas, from January 1, 2001. Should any additional operators, including BT choose to construct or adopt networks to provide cable television in these areas, it could have a material adverse effect on us.

    BSkyB and OnDigital have recently dropped the practice of charging any upfront fee for digital set-top boxes, although they still charge in some instances for installation. Coupled with BSkyB's move to bundle free Internet access and discounted indirect access telephony (with calls priced at 40% below BT headline rates), these moves have reduced the competitive advantages previously represented by our offerings.

    We believe that the underlying technological advantages of our networks will allow us to respond to such moves by our competitors. Nevertheless, there can be no assurances that we will be able to continue to compete successfully in all segments of the residential markets.

    Business Telecommunications. BT is also our principal competitor in providing business telecommunications services. In addition, we compete with Cable & Wireless Communications (NTL is not acquiring CWC's business telecommunications business), Energis Communications Limited, thus in Scotland and with other companies that have been granted telecommunications licenses such as MCI-WorldCom and Colt. In the future, we may compete with additional entrants to the business telecommunications market. Competition is based on price, range and quality of services, and we expect price competition to intensify if existing and other new market entrants compete aggressively. Most of these competitors have substantial resources and there can be no assurance that these or other competitors will not expand their businesses in our existing markets or that we will be able to continue to compete successfully with such competitors in the business telecommunications market.

    On September 29, 1993, the ITC issued a statement pursuant to which it took the position (shared by OFTEL and DTI) that BT and the other national PTOs may provide video-on-demand services under their existing licenses. No assurance can be given that video-on-demand will not provide substantial competition to us within our markets in the future.

    Broadcast Transmission and Tower Services. Castle Transmission Ltd, a subsidiary of Crown Castle, Inc., is NTL's primary competition in the terrestrial broadcast transmission market in the United Kingdom. Castle provides analog transmission services to the BBC. It also has been awarded the transmission contract for the new DTT multiplex service for the BBC and OnDigital. Castle has diversified from its core television broadcasting business using its transmission infrastructure to enter into the radio transmission and telecommunications sectors.

    Although Castle is our direct competitor, we each have reciprocal rights to use each others' sites for broadcast transmission usage in order to enable each of us to achieve the necessary country-wide coverage. This relationship is formalized by the site-sharing agreement entered into in 1991 when those towers were privatized.

    Castle also offers site rental on a significant number of its sites (some of which are managed on behalf of third parties). Like us, Castle offers a full range of site-related services to its customers, including installation and maintenance. We believe our towers to be at least as well situated as Castle's and that we will be able to continue expanding our own third-party site-sharing penetration.

    All four U.K. mobile operators own site infrastructure and lease space to other users. Their openness to sharing with direct competitors varies by operator. Cellnet and Vodafone have agreed to cut site costs by jointly developing and acquiring sites in the Scottish Highlands. BT and Cable & Wireless Communications are both major site-sharing customers but also compete by leasing their own sites to third parties. BT's position in the market is even larger when considered in combination with its interest in Cellnet.

    Several other companies compete in the market for site rental. These include British Gas, Racal Network Systems, Aerial Sites Plc, Relcom Aerial Services and the Royal Automobile Club. Some companies own sites initially developed for their own networks, while others are developing sites specifically to exploit this market.

    We face competition from a large number of companies in the provision of network services. The companies include CTL, specialty consultants and equipment manufacturers such as Nortel and Ericsson.

REGULATION

    Telecommunications service industries in the U.K. are governed by legislation under the Telecommunications Act 1984, the Broadcasting Act 1990, and the Broadcasting Act 1996. The operator of a full-service telecommunications system in the U.K. requires the following two principal licenses:

        - a telecommunications license, granted under the Telecommunications Act by the Secretary of State and supervised by the Department of Trade and Industry (the "DTI") and the Office of Telecommunications ("OFTEL"), which authorizes the installation and operation of the telecommunications network; and

        - a cable television license, which authorizes the provision of broadcasting services within a defined geographical area.

    Each type of license described above contains various conditions, and in the event of the breach of such conditions, the Director General or the ITC, as appropriate, could issue an enforcement order and ultimately commence proceedings to require compliance or to revoke such licenses.

    The regulatory environment in the U.K. has generally encouraged the development of the telecommunications and the cable television industry by, among other things, licensing only one operator for each cable franchise area and restricting other operations from competing in the provision of broadcast entertainment in those areas. From January 1, 2001, competition within current cable franchises will be permitted.

Price Regulation

    Although to date we have for the most part been able to price our cable telephone call charges below those of BT, there can be no assurance that we will be able to continue to do so in the future. BT currently is subject to controls over the prices it may charge customers, including a requirement that the overall basket of charges may not be changed by more than an amount equal to the percentage change in the Retail Price Index ("RPI") less X (and BT may, as a result, have to decrease prices). In particular, BT may not increase charges for certain services by more than the amount of the percentage change in the RPI.

    OFTEL's latest proposals for control of BT's retail prices have been incorporated in BT's license. The retail price controls will continue until 2001. The controls will only be put in place where consumer protection is required, that is, for low to medium-spending residential customers and small businesses. The current price cap is RPI minus 4.5% on the narrower basket of services described above. Safeguard caps of RPI plus 0% have been imposed on certain services.

    BT has limited opportunity for differential pricing to the same class of customer because it is subject to prohibitions on undue preference and undue discrimination across the U.K. Following the Duopoly Review, BT's telecommunications license was modified to permit it to offer discounts to high volume users, subject to several conditions. However, BT may not offer discounted services in local markets without offering the discounts nationally if such discounts result in undue discrimination or unfair cross-subsidy.

    In Autumn 1999, OFTEL began the process of examining what price controls, if any, should apply to BT after 2001. At this stage it is too early to say what controls will apply, although OFTEL has indicated that where competition to BT is considered effective, controls may be relaxed.

    We are not subject to equivalent scrutiny and control by OFTEL of our retail telephone prices, given our non-dominant status in the market. We, as well as other PTO operators, are required to publish our standard prices, terms and conditions.

Indirect and Equal Access ("Carrier Pre-Selection")

    On December 1, 1997 the EC Council of Telecommunications Ministers reached political agreement on a draft directive to amend the Interconnection Directive (Directive 97/33/EC) with regard to number portability and carrier pre-selection. This will require member states (except those which have been granted a derogation under the Full Competition Directive (Dir 96/19/EC)) to introduce carrier pre-selection by January 1, 2000, for operators designated as having "Significant Market

Power" as defined in the Interconnection Directive. OFTEL has concluded that BT and Kingston Communication should be so designated in the United Kingdom. Member states may request a deferment of this obligation if they can show that it would impose "an excessive burden on certain organizations or classes of organization". Following a request for deferment by BT, it has been agreed that BT will introduce an 'interim solution' form of Carrier Pre-Selection, involving BT providing indirect access auto-dialers to consumers, from April 2000. Towards the end of 2000, it is anticipated that BT will launch a full switch-based implementation of Carrier Pre-Selection.

Number Portability

    The European Union agreed in 1998 to a revision to the Interconnection Directive that made it a requirement for Member States to mandate number portability. An OFTEL consultation of December 1999 suggested that number portability should be offered as of right to all customers switching between different operators from January 1, 2000. NTL is now in the process of implementing this requirement on its networks.

TV-telephony bundling

    In February 2000, OFTEL and ITC published a joint statement asserting that the practices of bundling TV and telephony, as practiced by NTL and others, were not anti-competitive in effect and should not therefore be prohibited. The regulatory bodies did, however, expect companies to make greater efforts to publicize their TV or telephony-only products to customers. Comments were invited on the statement by end of February 2000.

Competition Act 1998

    The Competition Act comes into force in March 2000, and grants concurrent powers to the industry specific regulators and the Director General of Fair Trading for the enforcement of prohibitions modeled on Article 81 and 82 of the European Community Treaty. The Competition Act introduces a prohibition on the abuse of a dominant position and on anti-competitive agreements, and introduces third party rights, stronger investigative powers, interim measures and effective enforcement powers (including fines of up to 10% of U.K. turnover).

    Under the Competition Act, the Director General of Telecommunications is able, but not required, to exercise concurrent powers with the Director General of Fair Trading in relation to "commercial activities connected with telecommunications". The Competition Act enables third parties to bring enforcement actions directly against telecommunications operators who are in breach of the prohibitions and seek damages, rather than have to wait for the Director General of Telecommunications to make an enforcement order.

    In December 1998, OFTEL issued specific guidance on the application of the Competition Act in the telecommunications sector. This guidance states that OFTEL would follow closely the general principles of competition law in its application of the new prohibitions.

Broadcast Services

    A significant proportion of our total revenues is attributable to the provisions of television and radio transmission and distribution services. In the U.K., the provision of such services is governed by the Telecommunications Act and The Wireless Telegraphy Act 1949.

Telecommunications Act Licenses

    NTL's broadcasting transmission license contains conditions and other provisions which, among other things:

    - require us to provide specified telecommunications services to specified persons on request

    -   specify certain criteria to be met by us in providing those services

    - require the connection of our telecommunications systems with those of certain other transmission operators and the transmission over those systems by such operators of messages for general reception

    - require us to publish our charges and terms and conditions of business and not to show undue preference to or exercise undue discrimination against particular persons in the provision of certain telecommunications services

    - requires us to hold Wireless Telegraphy Act licenses in respect of each item of wireless telegraphy comprised in its system

    - impose on us an obligation to share our transmission sites with other transmission operators

    - restrict the prices which we are allowed to charge for the provision of some services

    -   prohibit us from cross-subsidizing the unregulated side of our business

    - impose a requirement for separate accounts to be produced in relation to both the regulated and unregulated parts of our business. However, we are not obliged to do anything "not reasonably practicable."

Price Cap Review

    Our regulated business may be divided into two categories: Price Regulated Business and Applicable Rate Business. Price Regulated Business comprises those telecommunication services which we are obliged to provide pursuant to its Transmission License and in respect of which price controls are imposed. Our Applicable Rate Business comprises those telecommunications services which we are obliged to provide but which do not fall within the definition of Price Regulated Business. Charges for Applicable Rate Business are agreed between us and the relevant customer. If despite all reasonable efforts an agreement cannot be reached between us and a significant proportion of our customers in respect of any particular telecommunications service, the charge will be determined by the Director General.

    In respect of any services provided by us which are not Price Regulated Business or Applicable Rate Business, our prices are wholly unregulated, except for the overriding duty not to engage in any pricing policy which constitutes undue preference or undue discrimination against any person or class of persons in respect of telecommunications services. Our unregulated income would include, for example, charges for site rentals to PCN operators.

    Our Price Regulated Business consists of the television transmission service provided to the ITV (Channel 3) companies and Channel 4/S4C including the operation and maintenance of transmission equipment and the provision to third party transmission operators of the accommodation, masts and antennae necessary for the operation of broadcast transmission services.

    On December 24, 1996, the Director General issued the formal modification to our Telecommunications Act Licenses to effect the price controls which are to apply to us for the period from January 1, 1997 to December 31, 2002. The Price Cap Review had two purposes: (1) to establish a new "P0" (allowable revenues for the first year of the next control period, 1997, in respect of our Maximum Price Regulated Business) and (2) to establish a new "X" (the percentage by which such revenues must, after allowing for consumer price inflation, be reduced each year thereafter). The Director General's review concluded that, on present assumptions, the new P0 is pound sterling53.15 million and the new X is 4.0%.

    In addition to price control, the Price Cap Review raised a number of other issues which will impact upon our Price Regulated Business in the future. In particular, the Director General suggested that it would be desirable for us to "unbundle" the prices for operational services and required site rentals which it charges to each broadcaster (such as Channel 3 and Channel 4/S4C) in the form of a transmission fee in order to expose those elements of the service which are potentially competitive and allow broadcasters to choose an alternative supplier if they wish. OFTEL has proposed to review whether we should publish a ratecard with a menu of prices for unbundled services in 2002 when our regulated business is next due for full review. At present, the system for calculating the proportion of Channel 3's total transmission fee which is charged to each individual franchisee is based on net advertising revenues ("NAR") accruing to each franchisee, rather than the costs of actually providing the transmission service to each of the franchisees.

    OFTEL proposed that we should continue to charge Channel 3 as a group a single price for each component of its transmission service, although each component would be separately distinguished. This arrangement would continue unless and until NAR arrangements no longer applied. This decision could only be taken after agreement with the Department of Culture, Media and Sport and consultation with other interested bodies.

European Union Legislation

    Our business is further regulated by the EU under various European Commission Directives. In November 1999, the Commission issued a communication setting out proposals for a new framework for the regulation of communications networks, including telecoms and broadcasting networks. The proposals would extend the approach of the existing 'ONP' directives which apply only to telecoms, to broadcast networks and the Internet. The communication sets out proposals for a framework of regulation which is pro-competitive and which encourages innovation and investment. The proposals would also strengthen existing regulatory structures by setting a new European level structure in place allowing for a harmonized approach among member states. If endorsed by the member states, the communication could result in legislation which would come into effect around 2003.

RESEARCH AND DEVELOPMENT

    Our research and development activities involve the analysis of technological developments affecting our cable television, telephone and telecommunications business, the evaluation of existing services and sales and marketing techniques and the development of new services and techniques.

PATENTS, COPYRIGHTS AND LICENSES

    We do not have any material patents or copyrights nor do we believe that patents play a material role in our business. We are substantially dependent on the licenses and franchises granted by the legislative agencies which regulate our respective businesses. The loss of any one or more of our licenses or franchises could have a material adverse effect on our business and financial condition. There are no material intellectual property licenses used by us, the loss of which would have such an effect.

CUSTOMERS

    Except for our broadcast services business, no material part of our business is dependent upon a single customer or a few customers, the loss of any one or more of which would have a materially adverse effect on us. The broadcast services business is, however, substantially dependent on the revenues it receives pursuant to its contracts with the ITV companies, Channel 4/S4C, Channel 5, ABC and SBS, the loss of one or more of which may have a material adverse effect on us.

EMPLOYEES

    At December 31, 1999, we had approximately 11,400 employees. Approximately 190 employees are represented by the Broadcasting, Entertainment, Cinematographic and Theatre Union which has entered into a collective bargaining agreement with one of our subsidiaries. None of our other employees is represented by any labor organization. We believe that our relationship with our employees is good.


ITEM 2.  PROPERTIES.

    We own, lease or occupy under license 46 business unit and regional head-offices throughout the U.K., Ireland, France and Australia, our corporate head-office in Hook, and 11 retail shops. In addition, we own or lease approximately 145 switching centers/head-ends and operational hub-sites together with warehouses and other non-operational properties, as well as various cable television, telephone and telecommunications equipment used in the U.K., Ireland and France.

    We own, lease or occupy under license approximately 1,300 properties in the U.K. and Australia, of which approximately 1,250 are used as transmitter sites. In addition, we also are the lessee or licensee of over 600 transmitter sites which are owned by Castle Transmission and shared between the two organizations pursuant to a site sharing agreement.

    We maintain offices under lease for our corporate staff in New York City.

    We believe that our facilities are presently adequate for their current use. We intend to continue to expand the systems in accordance with the requirements of the network build schedules and acquire new sites as part of the ongoing expansion of our transmission networks.

ITEM 3.  LEGAL PROCEEDINGS.

    We are involved in, or have been involved in, certain disputes and litigation arising in the ordinary course of business, including claims involving contractual disputes and claims for damages to property and personal injury resulting from the construction of our networks and the maintenance and servicing of our transmission masts, none of which are expected to have a material adverse effect on our financial position or results of operations or cash flows.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters that were submitted to a vote of NTL stockholders during the quarter ended December 31, 1999.

                                     PART II



ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

The Company's Common Stock is traded on the Nasdaq Stock Market's National Market under the symbol "NTLI" and on EASDAQ under the symbol "NTLI.ED". The following table sets forth, for the periods indicated, the high and low last sale prices as reported on the Nasdaq Stock Market's National Market. The information set forth below gives retroactive effect to the 5-for-4 stock split in February 2000 and the 5-for-4 stock spilt in October 1999.

                                                      LAST SALE PRICE
                                                      ---------------
                                                HIGH                  LOW
                                                ----                  ---
1998
First Quarter                                $  29.20                $17.31
Second Quarter                                  34.23                 24.08
Third Quarter                                   40.64                 22.72
Fourth Quarter                                  37.52                 21.27

1999
First Quarter                                   53.20                 34.41
Second Quarter                                  64.08                 47.05
Third Quarter                                   67.31                 52.56
Fourth Quarter                                 101.20                 51.75

2000
First Quarter (through
March 13, 2000)                                109.09                 82.00

On March 13, 2000, the closing sale price for the Company's Common Stock, as reported on the Nasdaq Stock Market's National Market was $99.50. As of March 13, 2000, there were approximately 685 record holders of the Common Stock. This figure does not reflect beneficial ownership of shares held in nominee name.

The Company has never paid cash dividends on its Common Stock. Pursuant to the indentures governing the Company's Senior Notes and the Certificates of Designation governing the Company's Preferred Stock, certain provisions currently materially limit the Company's ability to pay dividends on the Company's equity securities. In addition, there are legal and contractual restrictions on the ability of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". The Company does not currently intend to pay cash dividends in the foreseeable future on shares of its capital stock. The Company anticipates that for the foreseeable future any cash flow generated from subsidiaries' operations will be used to develop and expand the Company's business and for debt service. Any future determination as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon the Company's operating results, financial condition and capital requirements, indenture and other contractual restrictions, general business conditions and such other factors as the Company's Board of Directors deems relevant. There can be no assurance that the Company will pay dividends at any time in the future.

ITEM 6.  SELECTED FINANCIAL DATA.

The following table sets forth certain financial data for the years ended December 31, 1999, 1998, 1997, 1996 and 1995. This information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

                                                                   (In thousands, except per share data)

                                                                         YEAR ENDED DECEMBER 31,
                                                ------------------------------------------------------------------------
                                                    1999            1998             1997           1996          1995
                                                    ----            ----             ----           ----          ----
                                                     (1)             (2)                             (3)
Income statement data:
Operating revenues                              $1,584,134       $ 747,015       $ 491,755       $ 228,343     $ 33,741
(Loss) before extraordinary item                  (732,683)       (503,927)       (328,557)       (254,454)     (90,785)
Net (loss)                                        (735,717)       (534,616)       (333,057)       (254,454)     (90,785)
Basic and diluted net (loss) per
 common share:
(Loss) before extraordinary item (4)                (6.75)           (8.12)          (6.79)          (5.25)       (1.92)
Net (loss) per common share (4)                     (6.78)           (8.60)          (6.88)          (5.25)       (1.92)
Weighted average number of common
  shares used in the computation of
 basic and diluted net loss per
 common share (4)                                 119,418           64,378          50,183          48,502       47,172


                                                                           AS OF DECEMBER 31,
                                                -----------------------------------------------------------------------
                                                  1999            1998             1997           1996          1995
                                                  ----            ----             ----           ----          ----
                                                   (1)             (2)                             (3)
Working capital (deficiency)                   $2,261,463      $  600,549      $  (52,344)     $  242,102   $    76,128
Fixed assets, net                               5,597,648       3,854,430       1,756,985       1,459,528       639,674
Total assets                                   12,211,566       6,194,097       2,421,639       2,454,611     1,010,669
Long-term debt                                  8,798,024       5,043,803       2,015,057       1,732,168       513,026
Senior Redeemable Exchangeable
   Preferred Stock                                141,805         124,127         108,534              --            --
Shareholders' equity (deficiency)               2,136,892         355,154         (61,668)        328,114       339,257

(1) In March 1999, the Company purchased Diamond for an aggregate purchase price of $978 million, including intangibles aggregating $1.3 billion. In April 1999, the Company purchased the Australian National Transmission Network for an aggregate purchase price of $423 million, including intangibles of $221 million. In July 1999, the Company acquired Cablelink for an aggregate purchase price of $693 million, including intangibles of $669 million. In August and December 1999, the Company acquired the 1G Networks of France Telecom for an aggregate purchase price of $60 million, including intangibles of $65 million. In September 1999, the Company acquired the shares of Workplace Technologies plc, for an aggregate purchase price of $173 million, including intangibles of $177 million. The net assets and results of operations of Diamond, the Australia National Transmission Network, Cablelink, the 1G Networks and Workplace Technologies are included in the consolidated financial statements from their respective dates of acquisition.

(2) In June and September 1998, the Company purchased ComTel for an aggregate purchase price of $969 million, including intangibles aggregating $224 million. In October 1998, the Company purchased Comcast U.K. for an aggregate purchase price of $600 million, including intangibles of $130 million. In December 1998, the Company purchased EGT for an aggregate purchase price of $151 million, including intangibles of $45 million. The net assets and results of operations of ComTel, Comcast U.K. and EGT are included in the consolidated financial statements from their respective dates of acquisition.

(3) In May 1996, the Company purchased NTL Group Limited for an aggregate purchase price of $439 million, including goodwill of approximately $263 million. The net assets and results of operations of NTL Group Limited are included in the consolidated financial statements from the date of the acquisition.

(4) After giving retroactive effect to the four-for-three stock split by way of stock dividend paid in August 1995, the five-for-four stock split by way of stock dividend paid in October 1999 and the five-for-four stock split by way of stock dividend paid in February 2000.

         The Company did not declare or pay any cash dividends during the years indicated.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

As a result of the completion of the acquisitions of ComTel in the second and third quarters of 1998, Comcast U.K. (now known as NTL (Triangle) LLC ("NTL Triangle"), formerly NTL (Bermuda) Limited) and EGT in the fourth quarter of 1998, Diamond in March 1999, the Australian National Transmission Network ("NTL Australia") in April 1999, Cablelink in July 1999, the "1G Networks" of France Telecom in August and December 1999, and Workplace in September 1999, the Company consolidated the results of operations of these businesses from the dates of acquisition. The results of these businesses are not included in the 1998 results except for the results of operations of ComTel, NTL Triangle and EGT from the dates of acquisition.

YEARS ENDED DECEMBER 31, 1999 AND 1998

Residential telecommunications and television revenues increased to $834,339,000 from $355,589,000 as a result of acquisitions and from customer growth that increased the Company's current revenue stream. The 1999 and 1998 revenue includes $471,874,000 and $74,213,000, respectively, from acquired companies. The Company expects its customer base to continue to increase as the Company completes the construction of its broadband network past the remaining homes in its franchise areas.

National and international telecommunications revenues increased to $547,895,000 from $248,895,000 as a result of acquisitions and from increases in business telecommunications revenues, Internet services revenues and carrier services revenues. The 1999 and 1998 revenue includes $200,825,000 and $8,461,000, respectively from acquired companies. Business telecommunications and Internet services revenues increased primarily as a result of customer growth. The Company expects its business telecommunications and Internet services customer base to continue to increase. The Company is expanding its sales and marketing effort to business customers and for Internet services in its completed network. Carrier services revenues increased due to growth in satellite services and telephone services provided by the Company's wholesale operation to broadcasters and telephone companies, respectively. Revenue growth in carrier services is primarily dependent upon the Company's ability to continue to attract new customers and expand services to existing customers.

Broadcast transmission and other revenues increased to $201,900,000 from $140,156,000 due to revenues of $39,993,000 from NTL Australia in 1999 and from increases in broadcast television and FM radio customers and accounts, which exceeded price cap reductions in the Company's regulated services. The Company expects its digital broadcasting services to increase in the future.

Other telecommunications revenues decreased to zero from $2,375,000 due to the sales of the assets of the Company's wholly-owned subsidiary, OCOM Corporation, to AirTouch Communications, Inc. and to Cellular Communications of Puerto Rico, Inc. during 1998.

Operating expenses increased to $799,756,000 from $372,134,000 as a result of increases in interconnection costs and programming costs due to customer growth. The 1999 and 1998 expense includes $341,904,000 and $35,299,000, respectively, from acquired companies.

Selling, general and administrative expenses increased to $573,460,000 from $299,494,000 as a result of increases in telecommunications and CATV sales and marketing costs and increases in additional personnel and overhead to service the increasing customer base. In addition, approximately $47.4 million of the increase was due to the new national brand and advertising campaign which began in the second quarter of 1999 and will continue into 2000. The 1999 and 1998 expense includes $240,183,000 and $40,886,000, respectively, from acquired companies.

Pursuant to the terms of various United Kingdom licenses, the Company incurred license fees paid to the ITC to operate as the exclusive service provider in certain of its franchise areas. Upon a request by the Company in 1999, the ITC converted all of the Company's fee bearing exclusive licenses to non-exclusive licenses by the end of 1999, and the Company's liability for license payments ceased upon the conversion. Franchise fees decreased to $16,538,000 from $25,036,000 due to the reversal of the accrued liability for franchise fees of $13,592,000. The 1999 amount includes Diamond franchise fees of $5,037,000.

Corporate expenses increased to $29,402,000 from $17,048,000 due to an increase in various overhead costs.

Nonrecurring charges of $16,179,000 in 1999 were the fee incurred for the cancellation of certain contracts. Nonrecurring charges of $20,642,000 in 1997 include deferred costs written-off of $5,013,000 and restructuring costs of $15,629,000. The deferred costs written-off arose in connection with the Company's unsuccessful bid for United Kingdom digital terrestrial television multiplex licenses. Restructuring costs relate to the Company's announcement in September 1997 of a reorganization of certain of its operations. This charge consisted of employee severance and related costs of $6,726,000 for approximately 280 employees to be terminated, lease exit costs of $6,539,000 and penalties of $2,364,000 associated with the cancellation of contractual obligations. As of December 31, 1998, $9,172,000 of the provision had been used, including $5,558,000 for severance and related costs, $1,450,000 for lease exit costs and $2,164,000 for penalties associated with the cancellation of contractual obligations. As of December 31, 1998, 177 employees had been terminated. The $4,194,000 reversed in 1998 includes $1,168,000 for severance and related costs, $2,826,000 for lease exit costs and $200,000 for penalties associated with the cancellation of contractual obligations. This reversal was necessary because employees whose positions were eliminated chose to remain with the Company in other positions rather than leave the Company and receive severance pay, and the real estate markets in which the Company sublet space improved increasing the sublet rentals and shortening the period of time required to find subtenants. The remaining restructuring reserve of $2,263,000 at December 31, 1998 is for lease costs net of sublease revenue.

Depreciation and amortization expense increased to $791,322,000 from $266,112,000 due to an increase in depreciation of telecommunications and CATV equipment. The 1999 and 1998 expense includes $430,072,000 and $45,892,000 respectively, from acquired companies, including amortization of acquisition related intangibles.

Interest expense increased to $680,728,000 from $328,815,000 due to the issuance of additional debt, and the increase in the accretion of original issue discount on the deferred coupon notes. The 1999 expense includes $184,839,000 from acquired companies. Interest of $222,082,000 and $118,273,000 was paid in the years ended December 31, 1999 and 1998, respectively.

Other gains of $493,121,000 in 1999 are from the sale of the investment in Cable London.

Foreign currency transaction gains increased to $12,720,000 from $4,152,000 primarily due to the effect of favorable changes in the exchange rates on the Company's pound sterling and Euro denominated notes in 1999.

The Company recorded an extraordinary loss from the early extinguishment of debt of $3,034,000 in 1999 as a result of the repayment of the bridge loan incurred in connection with the Cablelink acquisition. The Company recorded an extraordinary loss from the early extinguishment of debt of $30,689,000 in 1998 as a result of the redemption of the 10-7/8% Notes and the repayment of a bank loan.

YEARS ENDED DECEMBER 31, 1998 AND 1997

Residential telecommunications and television revenues increased to $355,589,000 from $166,951,000 primarily as a result of customer growth that increased the Company's current revenue stream. The 1998 revenue includes $74,213,000 from acquired companies.

National and international telecommunications revenues increased to $248,895,000 from $185,194,000 primarily as a result of increases in business telecommunications revenues, Internet services revenues and carrier services revenues. Business telecommunications and Internet services revenues increased primarily as a result of customer growth. Carrier services revenues increased due to growth in satellite services and telephone services provided by the Company's wholesale operation to broadcasters and telephone companies, respectively.

Broadcast transmission and other revenues increased to $140,156,000 from $130,799,000 primarily due to increases in broadcast television and FM radio customers and accounts, which exceeded price cap reductions in the Company's regulated services.

Other telecommunications revenues decreased to $2,375,000 from $8,831,000 primarily due to the sales of the assets of the Company's wholly-owned subsidiary, OCOM Corporation, during 1998.

Operating expenses increased to $372,134,000 from $301,644,000 primarily as a result of increases in interconnection costs and programming costs due to customer growth. The 1998 expenses includes $35,299,000 from acquired companies.

Selling, general and administrative expenses increased to $299,494,000 from $169,133,000 as a result of increases in telecommunications and CATV sales and marketing costs and increases in additional personnel and overhead to service the increasing customer base. The 1998 expense includes $40,886,000 from acquired companies.

Franchise fees increased to $25,036,000 from $23,587,000 primarily as a result of the inflation adjustment to the Northern Ireland license payment.

Corporate expenses decreased to $17,048,000 from $18,324,000 primarily due to the sale of OCOM's assets in 1998. Certain OCOM personnel were included in corporate expenses in 1997.

Nonrecurring charges of $20,642,000 in 1997 were comprised of restructuring costs of $15,629,000 and deferred costs written-off of $5,013,000. The deferred costs written off arose in connection with the Company's unsuccessful bid for digital terrestrial television multiplex licenses. Restructuring costs relate to the Company's announcement in September 1997 of a reorganization of certain of its operations. In 1998, the Company incurred restructuring costs of $9,172,000 and reversed $4,194,000 of the provision.

Depreciation and amortization expense increased to $266,112,000 from $150,509,000 primarily due to an increase in depreciation of telecommunications and CATV equipment. The 1998 expense includes $45,892,000 from acquired companies, including amortization of acquisition related intangibles.

Interest expense increased to $328,815,000 from $202,570,000 due to the issuance of additional debt in 1998 and the increase in the accretion of original issue discount on the deferred coupon notes. Interest of $118,273,000 and $78,817,000 was paid in the years ended December 31, 1998 and 1997, respectively.

Other gains of $21,497,000 in 1997 include a gain on sale of fixed assets of $11,497,000 and a $10,000,000 payment from LeGroupe Videotron Ltee pursuant to the settlement of a lawsuit.

Foreign currency transaction gains increased to $4,152,000 from $574,000 due to favorable changes in the exchange rate subsequent to the issuance in March 1998 of new debt denominated in British pounds sterling.

The Company recorded an extraordinary loss from the early extinguishment of debt of $30,689,000 in 1998 as a result of the redemption of the 10-7/8% Notes and the repayment of a bank loan. In connection with the repayment of debt, a subsidiary recorded an extraordinary loss of $4,500,000 in 1997 from the write-off of unamortized deferred financing costs.


LIQUIDITY AND CAPITAL RESOURCES

The Company will continue to require significant amounts of capital to finance construction of its local and national networks, for connection of telephone, telecommunications, Internet and CATV customers to the networks, for other capital expenditures and for debt service. The Company estimates that these requirements, net of cash from operations, will aggregate up to approximately $1.70 billion in 2000. The Company's commitments at December 31, 1999 for equipment and services through 2000 are included in the anticipated requirements. The Company had approximately $2.94 billion in cash and securities on hand at December 31, 1999.

Regarding the Company's estimated cash requirements described above, there can be no assurance that: (a) actual construction costs will not exceed the amounts estimated or that additional funding substantially in excess of the amounts estimated will not be required, (b) conditions precedent to advances under planned credit facilities will be satisfied when funds are required, (c) the Company and its subsidiaries will be able to generate sufficient cash from operations to meet capital requirements, debt service and other obligations when required, (d) the Company will be able to access such cash flow or (e) the Company will not incur losses from its exposure to exchange rate fluctuations or be adversely affected by interest rate fluctuations.

In July 1999, the Company agreed to acquire the consumer cable telephone, Internet and television operations of Cable & Wireless Communications, plc ("CWC ConsumerCo."). The Company will issue approximately 85 million new shares of common stock and pay (pound sterling)2.85 billion ($4.6 billion) in cash. The Company will also assume approximately (pound sterling)1.9 billion ($3.1 billion) of CWC ConsumerCo.'s net debt, plus further debt up to an agreed amount of CWC ConsumerCo. cash outflow through the closing. The transaction is subject to various approvals and other conditions. The Company has entered into a note purchase agreement for up to approximately (pound sterling)2.4 billion ($3.9 billion) to fund a portion of the cost of this acquisition.

In connection with the CWC ConsumerCo. acquisition, France Telecom agreed to invest (pound sterling)2.8 billion ($4.5 billion) in the Company. France Telecom will invest (pound sterling)1.6 billion ($2.6 billion) for approximately 42.2 million shares of the Company's common stock and (pound sterling)1.2 billion ($1.9 billion) in convertible preferred stock with a 5% dividend and a conversion price of $80 per share. The closing of this additional investment is subject to the completion of the CWC ConsumerCo. acquisition, unless France Telecom elects to accelerate the closing of this investment.

In December 1999, the Company agreed to acquire the cable assets of the Cablecom Group for CHF 5.8 billion ($3.6 billion). Completion of the acquisition is conditioned on certain regulatory approvals being obtained and is expected to occur in the first quarter of 2000. The Company intends to fund this acquisition using cash on hand, the proceeds from a proposed bank facility or the proceeds from the issuance of new preferred stock. The Company has an agreement for the arrangement of a bank facility of CHF 4.1 billion ($2.6 billion) consisting of CHF 2.7 billion ($1.7 billion) to be utilized in the acquisition of Cablecom and CHF 1.4 billion ($0.9 billion) to be used for working capital and general corporate purposes.

In February 2000, the Company announced that it had entered into an arrangement with France Telecom and certain commercial banks, subject to certain conditions, for the issue of $1.85 billion of new preferred stock. The proceeds from this subscription will be used to help fund the Company's acquisitions in Continental Europe outside of France. The holders of the stock (other than any commercial banks or their affiliates) may at any time after six months from issue elect, subject to certain conditions, for the new preferred stock to be exchanged for up to a 50% interest in a new company which will own certain or all of the Company's broadband communications, broadcast and cable television interests in Continental Europe outside of France. Under certain circumstances, at the Company's option, any portion of the Company's obligation that may not be satisfied by the exchange may be satisfied in a security convertible into the Company's common stock or cash. The new preferred stock will be mandatorily redeemable for cash after two years.

Pursuant to an agreement with Telewest relating to NTL Triangle's and Telewest's respective 50% ownership interests in Cable London, in November 1999 Telewest purchased all of NTL Triangle's shares of Cable London for approximately (pound sterling)428 million (approximately $692 million) in cash. The Company recorded a gain of $493 million on the sale. The sale of the Cable London interest is an "Asset Sale" for purposes of the Company's Indentures for certain of its notes. The Company will need to use an amount equal to the proceeds from the sale to repay subsidiary debt, invest in "Replacement Assets" or make an offer to redeem certain of its notes by November 2000.

The Company is highly leveraged. The accreted value at December 31, 1999 of the Company's consolidated long-term indebtedness, including the Redeemable Preferred Stock, is approximately $8.9 billion, representing approximately 81% of total capitalization. The following summarizes the terms of those notes and Redeemable Preferred Stock issued by the Company and its subsidiaries.

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

(4) 9-1/2% Senior Sterling Notes due April 1, 2008, principal amount of (pound sterling)125 million ($202 million), interest payable semi-annually from October 1, 1998, redeemable at the Company's option on or after April 1, 2003;

(5) 10-3/4% Senior Deferred Coupon Sterling Notes due April 1, 2008, principal amount at maturity of (pound sterling)300 million ($485 million), interest payable semi-annually from October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

(6) 9-3/4% Senior Deferred Coupon Notes due April 1, 2008, principal amount at maturity of $1.3 billion, interest payable semi-annually beginning on October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

(7) 9-3/4% Senior Deferred Coupon Sterling Notes due April 15, 2009, principal amount at maturity of (pound sterling)330 million ($533 million), interest payable semi-annually from October 15, 2004, redeemable at the Company's option on or after April 15, 2004;

(8) 11-1/2% Senior Notes due October 1, 2008, principal amount of $625 million, interest payable semi-annually from April 1, 1999, redeemable at the Company's option on or after October 1, 2003;

(9) 12-3/8% Senior Deferred Coupon Notes due October 1, 2008, principal amount at maturity of $450 million, interest payable semi-annually beginning on April 1, 2004, redeemable at the Company's option on or after October 1, 2003;

(10) 7% Convertible Subordinated Notes due December 15, 2008, principal amount of $599 million, interest payable semi-annually from June 15, 1999, convertible into shares of the Company's common stock at a conversion price of $39.20 per share, redeemable at the Company's option on or after December 15, 2001;

(11) Variable Rate Redeemable Guaranteed Loan Notes due January 5, 2002, principal amount of 60 million Irish punts ($77 million), interest payable quarterly at EURIBOR (the interest rate at December 31, 1999 was 3.345%), redeemable at any time at the option of the holder, 20 million Irish punts ($26 million) redeemed in 1999 using cash held in escrow,
       (euro)86 million ($87 million) remaining in escrow at December 31, 1999;

(12)   9-1/4% Senior Euro Notes due November 15, 2006, principal amount of
       (euro)250 million ($252 million), interest payable semiannually beginning on May 15, 2000;

(13)   9-7/8% Senior Euro Notes due November 15, 2009, principal amount of
       (euro)350 million ($353 million), interest payable semiannually beginning on May 15, 2000, redeemable at the Company's option on or after November 15, 2004;

(14) 11-1/2% Senior Deferred Coupon Euro Notes due November 15, 2009, principal amount at maturity of (euro)210 million ($212 million), interest payable semiannually beginning on May 15, 2005, redeemable at the Company's option on or after November 15, 2004;

NTL Incorporated:

(15) Senior Redeemable Exchangeable Preferred Stock due February 15, 2009, stated value of $100 million, dividends accrue at 13% per annum payable quarterly in arrears, at the Company's option until February 15, 2004 dividends may be paid in cash, by the issuance of additional shares or in any combination of the foregoing, redeemable at the Company's option on or after February 15, 2002, and on any dividend payment date the Company may exchange all of the outstanding shares for 13% debentures due 2009;

(16) 5-3/4% Convertible Notes due December 15, 2009, principal amount at maturity of $1.2 billion, interest payable semiannually beginning on June 15, 2000, redeemable at the Company's option on or after December 18, 2002, convertible after March 21, 2000 into shares of common stock at a conversion price of $108.18 per share;

NTL Triangle:

(17) 11.2% Senior Discount Debentures due November 15, 2007, principal amount at maturity of $517.3 million, interest payable semi-annually beginning on May 15, 2001;

Diamond:

(18) 13-1/4% Senior Discount Notes due September 30, 2004, principal amount at maturity of $285 million, interest payable semi-annually beginning on March 31, 2000, redeemable at Diamond's option after September 30, 1999;

(19) 11-3/4% Senior Discount Notes due December 15, 2005, principal amount at maturity of $531 million, interest payable semi-annually beginning on June 15, 2001, redeemable at Diamond's option on or after December 15, 2000;

(20) 10-3/4% Senior Discount Notes due February 15, 2007, principal amount at maturity of $421 million, interest payable semi-annually beginning on August 15, 2002, redeemable at Diamond's option on or after December 15, 2002;

(21) 10% Senior Notes due February 1, 2008, issued by Diamond Holdings plc, a wholly-owned subsidiary of Diamond, principal amount of pound sterling135 million ($218 million), interest payable semi-annually from August 1, 1998, redeemable at Diamond's option on or after February 1, 2003;

(22) 9-1/8% Senior Notes due February 1, 2008, issued by Diamond Holdings plc, principal amount of $110 million, interest payable semi-annually from August 1, 1998, redeemable at Diamond's option on or after February 1, 2003; and

(23) mortgage of (pound sterling)2.5 million ($4.0 million) to fund the construction of an office building, repayable over 20 years as of July 31, 1995, interest at LIBOR plus 1-1/2%.

The Company has other significant commitments or potential commitments in addition to those described above. These are as follows:

     The Company intends to make an offer to convert its 7% Convertible Notes with a principal amount of $599 million into common stock.

     A wholly-owned subsidiary of the Company, Premium TV Limited, entered into media partnerships with two United Kingdom football clubs whereby Premium TV will receive certain marketing and sponsorship rights. Premium TV will provide loan facilities to the clubs for an aggregate of (pound sterling)51 million ($82 million), repayable after five years through the issue of ordinary shares in the football clubs.

     In January 2000, the Company announced that it would be bidding together with France Telecom for one of the UMTS "third generation" mobile telephone licenses that are being auctioned in the United Kingdom. In addition to the cost of the license, the UMTS operators will incur costs to build a network, establish operations and acquire customers. The auction is expected to begin in March 2000.

Management does not anticipate that the Company and its subsidiaries will generate sufficient cash flow from operations to repay at maturity the entire principal amount of the outstanding indebtedness of the Company and its subsidiaries. Accordingly, the Company may be required to consider a number of measures, including: (a) refinancing all or a portion of such indebtedness, (b) seeking modifications to the terms of such indebtedness, (c) seeking additional debt financing, which may be subject to obtaining necessary lender consents, (d) seeking additional equity financing, or (e) a combination of the foregoing.

The Company's operations are conducted through its direct and indirect wholly-owned subsidiaries. As a holding company, the Company holds no significant assets other than cash, securities and its investments in and advances to its subsidiaries. The Company's ability to pay cash dividends to its stockholders may be dependent upon the receipt of sufficient funds from its subsidiaries. The Company's wholly-owned subsidiary, NTL Communications, is also a holding company that conducts its operations through its subsidiaries. Accordingly, NTL Communications' ability to make scheduled interest and principal payments when due to holders of its indebtedness may be dependent upon the receipt of sufficient funds from its subsidiaries.

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


CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash provided by operating activities was $53,569,000 and cash used in operating activities was $18,943,000 in the years ended December 1999 and 1998, respectively. Although net loss increased to $735,717,000 from $534,616,000 in the years ended December 31, 1999 and 1998, respectively, results of operations items not requiring cash outlays increased by a greater amount to $750,872,000 from $523,920,000. In addition, changes in operating assets and liabilities provided cash of $38,414,000 in 1999 compared to a use of cash of $8,247,000 in 1998. Cash provided by operating activities plus cash paid for interest exclusive of amounts capitalized was $233,841,000 and $71,570,000 in 1999 and 1998, respectively.

Provision for losses on accounts receivable, which is included in operating activities, was $46,245,000, $27,282,000 and $6,891,000 in 1999, 1998 and 1997,
respectively. These increases were due principally to the increases in revenues.

Purchases of fixed assets were $1,211,317,000 in 1999 and $772,144,000 in 1998 as a result of the continuing fixed asset purchases and construction in 1999, including purchases and construction by acquired companies. Proceeds from sales of assets of $692,490,000 in 1999 was from the sale of Cable London.

Proceeds from borrowings, net of financing costs, of $3,019,383,000 in 1999 was from the issuance of the 5-3/4% Convertible Notes, the 9-3/4% Senior Deferred Coupon Sterling Notes, the 9-1/4% Senior Euro Notes, the 9-7/8% Senior Euro Notes, the 11-1/2% Senior Deferred Coupon Euro Notes and the Senior Increasing Rate Notes and the Variable Rate Redeemable Guaranteed Loan Notes issued in connection with the Cablelink acquisition. Principal payments of $758,212,000 in 1999 were primarily from the repayment of the Senior Increasing Rate Notes using proceeds from the 9-1/4% Senior Euro Notes, the 9-7/8% Senior Euro Notes and the 11-1/2% Senior Deferred Coupon Euro Notes, plus the repayment at maturity of the notes payable to Comcast U.K. Holdings, Inc. Proceeds from issuance of preferred stock and warrants of $1,250,000,000 in 1999 was from the sale of 5.25% Convertible Preferred Stock and warrants to purchase 1.9 million shares of the Company's common stock to Microsoft Corp. and the sale of 5% Cumulative Participating Convertible Preferred Stock to France Telecom. Proceeds from the issuance of common stock of $250,000,000 is from the sale of approximately 4.2 million shares of common stock to France Telecom. Redemption of preferred stock of $125,280,000 in 1999 was from the redemption of 9.9% Preferred Stock, which does not include the $15.5 million paid for accrued dividends that effects operating activities. Cash in escrow for debt repayment of $86,993,000 in 1999 includes (euro)110 million ($113 million) placed into escrow as cash collateral for the Variable Rate Redeemable Guaranteed Loan Notes, net of (euro)25 million ($26 million) used to redeem a portion of these notes.

YEAR 2000

We had a comprehensive Year 2000 project designed to identify and assess the risks associated with our information systems, products, operations, infrastructure, suppliers and customers, and to develop, implement and test remediation and contingency plans to mitigate these risks. To date, we have not experienced any significant problems related to the Year 2000.

Because we use a variety of information systems and have additional systems embedded in our operations and infrastructure, we cannot be sure that all of our systems will continue to work together in a Year 2000-ready fashion. Furthermore, we cannot be sure that we will not suffer business interruptions, either because of our own Year 2000 problems or those of third-parties upon whom we are reliant for services. Therefore, a problem that has not yet been identified may arise and could have adverse consequences to us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

MARKET RISK

The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company has entered into financial instruments to manage and reduce the impact of changes in foreign currency exchange rates, primarily U.S. dollar/U.K. pound sterling. The counterparties are major financial institutions. The Company does not enter into derivatives or financial instruments to manage or reduce the impact of changes in interest rates.

FOREIGN EXCHANGE CONTRACTS

To the extent that the Company obtains financing in United States dollars and incurs construction and operating costs in various other currencies, it will encounter currency exchange rate risks. At December 31, 1999, the Company had approximately $2 billion in cash equivalents denominated in foreign currencies to reduce this risk. In addition, the Company's pounds sterling and Euro denominated Notes also reduce this risk. Furthermore, the Company's revenues are generated in foreign currencies while its interest and principal obligations with respect to most of the Company's existing indebtedness are payable in U.S. dollars. The Company has entered into an option agreement to hedge some of the risk of exchange rate fluctuations related to interest and principal payments on U.S. dollar denominated debt and for parent company expenses up to an annual limit of approximately $13 million. The Company may purchase U.S. dollars at a fixed rate of (pound sterling)1 to $1.40 on specified dates through June 2001 for specified amounts of U.S. dollars. The dates and U.S. dollar amounts correspond to the Company's interest and principal payment dates and amounts for a portion of its U.S. dollar denominated debt and anticipated amounts of parent company expenses. In addition, NTL Triangle has option agreements of (pound sterling)250 million notional amount to purchase U.S. dollars at a fixed rate of (pound sterling)1 to $1.35 in November 2000. This option provides a hedge against an adverse change in exchange rates when interest payments commence on NTL Triangle's U.S. dollar denominated Discount Debentures.

The estimated fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At December 31, 1999, the difference between the fair value of the outstanding contracts and the contract amounts was immaterial.

INTEREST RATES

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. In the following table, fair values were determined from quoted market prices.


                            INTEREST RATE SENSITIVITY
                      PRINCIPAL AMOUNT BY EXPECTED MATURITY
                              AVERAGE INTEREST RATE

                                               2000       2001     2002      2003      2004              THEREAFTER
                                               ----       ----     ----      ----      ----              ----------
                                                             (in millions)
Long-term Debt, including
Current Portion

U.S. dollars
   Fixed Rate                                     -         -        -         -        $285               $7,481
   Average Interest Rate                                                               13.25%                9.85%

U.K. pound
   Fixed Rate                                     -         -        -         -           -  (pound sterling)890
   Average Interest Rate                                                                                    10.09%
   Average Forward
    Exchange Rate                                                                                            1.67

Euro
   Fixed Rate                                     -         -        -         -           -           (euro) 810
   Average Interest Rate                                                                                     10.1%
   Average Forward
    Exchange Rate                                                                                           1.103

Irish punts
   Variable Rate               IR (pound sterling) 60       -        -         -           -                    -
   Average Interest Rate                 Euribor
   Average Forward
    Exchange Rate                             1.297

                                                                       FAIR
                                                                       VALUE
                                            TOTAL                    12/31/99
                                            -----                    --------

Long-term Debt, including
Current Portion

U.S. dollars
   Fixed Rate                                $7,766                     $8,170
   Average Interest Rate

U.K. pound
   Fixed Rate                  (pound sterling) 890       (pound sterling) 654
   Average Interest Rate
   Average Forward
    Exchange Rate

Euro
   Fixed Rate                            (euro) 810                 (euro) 731
   Average Interest Rate
   Average Forward
    Exchange Rate

Irish punts
   Variable Rate             IR (pound sterling) 60     IR (pound sterling) 60
   Average Interest Rate
   Average Forward
    Exchange Rate

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of the Company are filed under this Item commencing on page F-1 of this Report.

The following is a summary of the quarterly results of operations for the years ended December 31, 1999 and 1998.

                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                1999
                                             --------------------------------------------------------------------
                                                                          THREE MONTHS ENDED
                                             --------------------------------------------------------------------
                                             MARCH 31          JUNE 30         SEPTEMBER 30          DECEMBER 31
                                             --------          -------         ------------          -----------
                                                                                                          (1)
Revenues                                     $313,381          $360,257           $417,055             $493,441
Operating loss                               (121,267)         (168,867)          (151,566)            (200,823)
Income (loss) before
   extraordinary item                        (230,419)         (348,426)          (278,127)             124,289
Net income (loss)                            (230,419)         (348,426)          (278,127)             121,255
Basic income (loss) per
   common share before
   extraordinary item                           (2.44)            (3.13)             (2.31)                 .75
Basic net income (loss)
   per common share                             (2.44)            (3.13)             (2.31)                 .73
Diluted income (loss)
   per common share
   before extraordinary item                    (2.44)            (3.13)             (2.31)                 .62
Diluted net income (loss)
   per common share                             (2.44)            (3.13)             (2.31)                 .60


                                                                          1998
                                            ----------------------------------------------------------------------
                                                                    THREE MONTHS ENDED
                                            ----------------------------------------------------------------------
                                              MARCH 31          JUNE 30         SEPTEMBER 30           DECEMBER 31
                                              --------          -------         ------------           -----------
Revenues                                    $ 147,792         $ 154,314          $ 182,484             $ 262,425
Operating loss                                (41,962)          (40,665)           (55,640)              (90,348)
Loss before
   extraordinary item                         (93,672)         (104,302)          (133,892)             (172,061)
Net loss (93,672)                             (93,672)         (104,302)          (138,131)             (198,511)
Basic and diluted loss per
   common share before
   extraordinary item                           (1.93)           (1.79)              (2.14)                (2.19)
Basic and diluted net loss
   per common share                             (1.93)           (1.79)              (2.20)                (2.51)


    (1)In November 1999, the Company sold its investment in Cable London for cash of approximately $692 million and recognized a gain of $493 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEMS 10, 11, 12, AND 13.

         The information required by PART III (Items 10, 11, 12 and 13) is incorporated by reference from the Company's definitive proxy statement involving the election of directors which the Company expects to file, pursuant to Regulation 14A, within 120 days following the end of its fiscal year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      (1)      Financial Statements - See list of Financial
                           Statements on page F-1.

                  (2) Financial Statement Schedules - see list of Financial Statement Schedules on page F-1.

                  (3)      Exhibits - See Exhibit Index on page 49.

         (b) During the fourth quarter of 1999, the Company filed the following Current Reports on Form 8-K: Form 8-K, dated September 20, 1999 (filed October 4, 1999) under item 2. Reporting the acquisition of Workplace; Form 8-K dated September 24, 1999 (filed October 20, 1999) under item 5. Reporting a 5-4 Stock Split; Form 8-K dated October 25, 1999 (filed November 9, 1999) under item
5. Reporting the France Telecom purchase of 3.3 million shares of NTL stock; Form 8-K dated November 8, 1999 (filed November 8, 1999) under item 5. Information booklet re: NTL; Form 8-K dated November 12, 1999 (filed November 12, 1999) under item 5. Reporting the Referral to Competition Commission and NTL Communications Euro Notes Offering; Form 8-K dated November 23, 1999 (filed November 24, 1999) under item 5. Reporting the completed sale of Cable London and the consummation of the Euro Notes Offering; Form 8-K dated December 3, 1999 (filed December 15, 1999) under item 5. Reporting the completion of the purchase of the "1G" Networks and the agreement to acquire the Cablecom Group; Form 8-K dated December 9, 1999 (filed December 21, 1999) under item 5. Reporting an agreement with Flextech, a Premium TV media partnership with Newcastle United plc, obtained rights to the BBC sports programming archives, U.K. Secretary for Trade and Industry clears FT's investment, pricing of NTL's 5.75% Notes, announced exercise of an overallotment option; Form 8-K dated December 16, 1999 (filed December 16, 1999) under item 5. Reporting the Issuance of $750,000,000 Convertibles and an agreement to acquire the Cablecom Group. No financial statements were filed with these reports, except that the report dated December 16, 1999 contained financial statements of Cablecom.

         (c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

         (d) Financial Statement Schedules - See list of Financial Statement Schedules on page F-1.

                                  EXHIBIT INDEX

EXHIBIT NO.

2.1 Agreement and Plan of Merger, dated as of March 26, 1999, among the Company, NTL Communications and NTL Merger Inc. (Incorporated by reference to the Registration Statement on Form S-3, File No. 333-72335)

2.2 Agreement and Plan of Amalgamation, dated as of February 4, 1998, as amended, among the Company, NTL (Bermuda) Limited, and Comcast U.K. Cable Partners Limited (Incorporated by reference to the Registration Statement on Form S-4, File No. 333-64727)

2.3 Amendment No. 1 to Agreement and Plan of Amalgamation, dated as of May 28, 1998, among the Company, NTL (Bermuda) Limited and Comcast U.K. Cable Partners Limited (Incorporated by reference to the Registration Statement on Form S-4, File No. 333-64727)

2.4 Share Exchange Agreement, dated as of June 16, 1998, as amended, among the Company and the shareholders of Diamond Cable Communications Plc (Incorporated by reference to the Proxy Statement, filed by NTL Communications (File No. 0-22616) on January 29, 1999)

2.5 Amendment No. 1 to Share Exchange Agreement, dated as of December 21, 1998, among the Company and the shareholders of Diamond Cable, Communications plc (Incorporated by reference to the Form 8-K filed by NTL Communications (File No. 0-22616) on December 23, 1998)

2.6 Transaction Agreement, dated as of July 26, 1999, by and between, Bell Atlantic Corporation, Cable and Wireless PLC, Cable and Wireless Communications PLC and NTL Incorporated (Incorporated by reference to the Company's Proxy Statement, filed on February 11, 2000)

2.7 Investment Agreement, dated as of July 26, 1999, by and between, NTL Incorporated and France Telecom S.A. (Incorporated by reference to the Company's Proxy Statement, filed on February 11, 2000)

2.7(a) Amendment No. 1 to the Investment Agreement, dated as of August 6, 1999 (Incorporated by reference to the Company's Proxy Statement, filed on February 11, 2000)

2.7(b) Amendment No. 2 to the Investment Agreement, dated as of October 8, 1999 (Incorporated by reference to the Company's Proxy Statement filed on February 11, 2000)

2.8 Purchase Agreement, dated as of February 17, 2000, by and between France Telecom, S.A. and NTL Incorporated (Incorporated by reference to the Company's Form 8-K, filed on February 22, 2000)

2.9 Transaction Agreement dated as of December 12, 1999 among Cablecom Holding AG and NTL Incorporated and certain other parties thereto.

3.1 Restated Certificate of Incorporation of the Company (Incorporated by reference to the Registration Statement on Form S-3, File No. 333-72335)

3.1(a) Certificate of Designation with respect to the 5% Cumulative Participating Convertible Preferred Stock, Series A of the Company.

3.1(b) Certificate of Designation with respect to the 5% Cumulative Participating Convertible Preferred Stock Series B of the Company (Incorporated by reference to the Company's Proxy Statement filed on February 11, 2000)

3.2 Restated By-Laws (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-3, File No. 333-72335)

4.1      Specimen of Common Stock Certificate (Incorporated by reference to
         Exhibit 4.1 to the Registration Statement on Form S-1, File No.
         33-63570)

4.2 Warrant Agreement, dated February 14, 1996 between the Company and Chemical Bank as Warrant Agent (Incorporated by reference to the Registration Statement on Form S-4, File No. 333-00118)

4.3      Form of Warrant to Purchase Common Stock (included in Exhibit 4.2)

4.4 Indenture, dated as of October 1, 1993, by and between the Company and Chemical Bank with respect to the 10% Senior Notes (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, File No. 33-63572)

4.5 Indenture, dated as of April 20, 1995, by and between the Company and Chemical Bank as Trustee, with respect to the 12-3/4% Senior Notes (Incorporated by reference to the Registration Statement on Form S-4, File No. 33-92794)

4.6 Indenture, dated as of January 30, 1996, by and between the Company and Chemical Bank as Trustee, with respect to the 11-1/2% Senior Notes (Incorporated by reference to the Registration Statement on Form S-4, File No. 333-00118)

4.7 First Supplemental Indenture, dated as of January 22, 1996, by and among the Company and Chemical Bank, as Trustee, with respect to the 12-3/4% Senior Notes (Incorporated by reference to the Registration Statement on Form S-4, File No. 333-00118)

4.8 First Supplemental Indenture, dated as of January 23, 1996, by and among the Company and Chemical Bank, as Trustee, with respect to the 10% Notes (Incorporated by reference to the Registration Statement on Form S-4, File No. 333-00118)

4.9 Indenture, dated as of February 12, 1997, by and between the Company and The Chase Manhattan Bank, as Trustee, with respect to the 10% Senior Notes (Incorporated by reference to the 1996 Form 10-K, filed by NTL Communications (File No. 0-22616) on March 28, 1997)


4.10 Indenture, dated as of March 13, 1998, by and between the Company and The Chase Manhattan Bank, as Trustee, with respect to the 9-1/2% Senior Notes (Incorporated by reference to the 1997 Form 10-K filed by NTL Communications (File No. 0-22616) on March 30, 1998)

4.11 Indenture, dated as of March 13, 1998, by and between the Company and The Chase Manhattan Bank, as Trustee, with respect to the 9-3/4% Senior Deferred Coupon Notes (Incorporated by reference to the 1997 Form
         10-K filed by NTL Communications (File No. 0-22616) on March 30 1998)

4.12 Indenture, dated as of March 13, 1998, by and between the Company and The Chase Manhattan Bank, as Trustee, with respect to the 10-3/4% Senior Deferred Coupon Notes (Incorporated by reference to the
         1997 Form 10-K filed by NTL Communications (File No. 0-22616) on March 30 1998)

4.13 Indenture, dated as of November 2, 1998, by and among the Company and The Chase Manhattan Bank, as Trustee, with respect to the 11-1/2% Senior Notes due 2008 (Incorporated by reference to the 1998 Form 10-K filed by NTL Communications (File No. 0-22616) on March 30, 1999)

4.14 Registration Rights Agreement, dated as of November 2, 1998 by and among the Company and Morgan Stanley & Co. Incorporated, Chase Securities Inc., Donaldson, Lufkin & Jenrette Securities Corporation and Goldman, Sachs & Co., with respect to the 11-1/2% Senior Notes due 2008 (Incorporated by reference to the 1998 Form 10-K filed by NTL Communications (File No. 0-22616) on March 30, 1999)

4.15 Indenture, dated as of November 6, 1998, by and among the Company and The Chase Manhattan Bank, as Trustee, with respect to the 12-3/8% Senior Deferred Coupon Notes due 2008 (Incorporated by reference to the 1998 Form 10-K filed by NTL Communications (File No. 0-22616) on March 30, 1999)

4.16 Registration Rights Agreement, dated as of November 6, 1998 by and among the Company and Morgan Stanley & Co. Incorporated, Chase Securities Inc., Donaldson, Lufkin & Jenrette Securities Corporation and Goldman, Sachs & Co., with respect to the 12-3/8% Senior Deferred Coupon Notes due 2008 (Incorporated by reference to the 1998 Form 10-K filed by NTL Communications (File No. 0-22616) on March 30, 1999)

4.17 Indenture, dated as of December 16, 1998, by and among the Company and The Chase Manhattan Bank, as Trustee, with respect to the 7% Convertible Subordinated Notes due 2008 (Incorporated by reference to the 1998 Form 10-K filed by NTL Communications (File No. 0-22616) on March 30,1999)

4.18 First Supplemental Indenture, dated as of March 31, 1999, between NTL Inc., NTL Communications Corp. and The Chase Manhattan Bank (Trustee), re: 7% Convertible Subordinated Notes due 2008 ($600,000,000 principal amount) (Incorporated by reference to the Registration
         Statement on Form S-4, File No. 333-72335)

4.19 Indenture, dated as of April 14, 1999, between NTL Communications Corp. (Issuer) and The Chase Manhattan Bank (Trustee), re: 9-3/4 % Senior Deferred Coupon Notes due 2009 ((pound sterling)330,000,000 principal amount) (Incorporated by reference to the Registration
         Statement on Form S-4, File No. 333-78405)

4.20 Indenture, dated as of February 6, 1998, between Diamond Holdings plc (Issuer), Diamond Cable Communications plc (Guarantor), and The Bank of New York (Trustee), re: 10% Senior Notes due February 1, 2008 ((pound sterling)135,000,000 principal amount) and 9-1/8 % Senior Notes due February 1, 2008 ((pound sterling)110,000,000 principal amount) (Incorporated by reference to Diamond Cable Communications plc Registration Statement on Form S-4, File No. 333-48413)

4.21 Indenture, dated as of February 27, 1997, between Diamond Cable Communications plc (Issuer) and The Bank of New York (Trustee), re:
         10-3/4% Senior Discount Notes due February 15, 2007 ($420,500,000 principal amount) (Incorporated by reference to Diamond Cable Communications plc Registration Statement on Form S-4, File No. 333-25193)

4.22 Indenture, dated as of December 15, 1995, between Diamond Cable Communications plc (Issuer) and The Bank of New York (Trustee), re:
         11-3/4% Senior Discount Notes due December 15, 2005 (Incorporated by reference to Diamond Cable Communications plc Registration Statement on Form S-1, File No. 33-98374)

4.23 Indenture, dated as of November 11, 1995, between Comcast UK Cable Partners Limited and Bank of Montreal Trust Company re: 11.20% Senior Discount Debentures due 2007(Incorporated by reference to the Registration Statement on Form S-3, File No. 333-72335)

4.24 Indenture, dated as of September 28, 1994, between Diamond Cable Communications plc (Issuer) and The Bank of New York (Trustee), re:
         13-1/4% Senior Discount Notes due September 30, 2004 (Incorporated by reference to Diamond Cable Communications plc Registration Statement on Form S-1, File No. 33-83740)

4.25 Indenture, dated as of November 24, 1999, between NTL Comm Corp. (Issuer) and The Chase Manhattan Bank (Trustee), re: 9-1/4% Senior Notes due 2006 ((euro) 250,000,000 principal amount) (Incorporated by reference to the Registration Statement on Form S-4, File No.333-95267)

4.26 Indenture, dated as of November 24, 1999, between NTL Comm Corp. (Issuer) and The Chase Manhattan Bank (Trustee), re: 9-7/8% Senior Notes Due 2009 ((euro)350,000,000 principal amount) (Incorporated by reference to the Registration Statement on Form S-4, File No. 333-95267)

4.27 Indenture, dated as of November 24, 1999, between NTL Communications Corp. (Issuer) and The Chase Manhattan Bank (Trustee), re: 11-1/2% Senior Deferred Coupon Notes due 2009 ((euro) 175,000,000 principal amount) (Incorporated by reference to the Registration Statement on Form S-4, File No. 333-95267)

4.28 Indenture, dated as of December 22, 1999, between NTL Incorporated (Issuer) and The Chase Manhattan Bank (Trustee), 5-3/4% Convertible Subordinated Notes Due 2009 ($1,200,000,000 principal amount)

4.29 Registration Rights Agreement, dated as of December 16, 1998 by and among the Company and Donaldson, Lufkin & Jenrette Securities Corporation, Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Chase Securities Inc., Salomon Smith Barney Inc, BT Alex. Brown Incorporated and Warburg Dillon Read LLC with respect to the 7% Convertible Subordinated Notes due 2008. (Incorporated by reference to the 1998 Form 10-K filed by NTL Communications (File No. 0-22616) on March 30, 1999)

4.30 Registration Rights Agreement, dated February 12, 1997, by and among the Company and Donaldson, Lufkin & Jenrette Securities Corporation, Chase Securities, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated with respect to the 10% Senior Notes. (Incorporated by reference to the 1996 Form 10-K filed by NTL Communications (File No. 0-22616) on March 28, 1997)

4.31 Registration Rights Agreement, dated February 12, 1997, by and among the Company and Donaldson, Lufkin & Jenrette Securities Corporation, Chase Securities, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated with respect to the 13% Senior Notes (Incorporated by reference to the 1996 Form 10-K filed by NTL Communications (File No. 0-22616) on March 28, 1997)

4.32 Registration Rights Agreement, dated as of March 13, 1998, by and among the Company and Donaldson, Lufkin & Jenrette International, Morgan Stanley & Co. International Limited, BT Alex. Brown International, Chase Securities Inc. and Salomon Brothers International Limited with respect to the 9-1/2% Senior Notes (Incorporated by reference to the 1997 Form 10-K filed by NTL Communications (File No. 0-22616) on March 30, 1998)

4.33 Registration Rights Agreement, dated as of March 13, 1998, by and among the Company and Donaldson, Lufkin & Jenrette Securities Corporation, Morgan Stanley & Co. Incorporated, BT Alex. Brown Incorporated, Chase Securities Inc. and Salomon Brothers Inc. with respect to the 9-3/4% Senior Deferred Coupon Notes (Incorporated by reference to 1997 Form 10-K filed by NTL Communications (File No. 0-22616) on March 30, 1998)

4.34 Registration Rights Agreement, dated as of March 13, 1998, by and among the Company and Donaldson, Lufkin & Jenrette International, Morgan Stanley & Co. International Limited, BT Alex. Brown International, Chase Securities Inc. and Salomon Brothers International Limited with respect to the 10-3/4% Senior Deferred Coupon Notes (Incorporated by reference to the 1997 Form 10-K filed by NTL Communications (File No. 0-22616) on March 30, 1998)

4.35 Registration Rights Agreement, dated as of August 13, 1999, by and between NTL Incorporated and France Telecom re: 5% Cumulative Participating Convertible Preferred Stock Series A.

4.36 Registration Rights Agreement, dated as of April 14, 1999 re: 9-3/4% Senior Deferred Coupon Notes due 2009 (Incorporated by reference to the Registration Statement on Form S-4, File No. 333-78405)

4.37 Registration Rights Agreement, dated as of March 5, 1999, between NTL Communications Corp. and The Shareholders of Diamond Cable Communications plc (Incorporated by reference to the Registration Statement on Form S-2, File No. 333-81395)

4.38 Registration Rights Agreement, dated as of October 29, 1998, between NTL Incorporated, NTL (Bermuda) Limited and Comcast Corporation and Warburg, Pincus Investors, L.P. (Incorporated by reference to the Registration Statement on Form S-2, File No. 333-81395)

4.39 Registration Rights Agreement, dated as of January 30, 1996 re: 11-1/2% Series A Senior Deferred Coupon Notes Due 2006 (Incorporated by reference to the Registration Statement on Form S-4, File No. 333-01010)

4.40 Registration Rights Agreement, dated as of April 13, 1995 re: 12-3/4% Senior Deferred Coupon Notes Due 2005 (Incorporated by reference to the Registration Statement on Form S-4, File No. 333-92794)

4.41     Registration Rights Agreement, dated as of November 24, 1999, re:
         9-1/4% Senior Notes Due 2006, 9-7/8% Senior Notes Due 2009, 11-1/2%
         Senior Deferred Coupon Notes Due 2009. (Incorporated by reference to the Registration Statement on Form S-4, File No. 333-95267)

4.42 Registration Rights Agreement, dated December 22, 1999, re: 5-3/4% Convertible Subordinated Notes Due 2009.

4.43 Form of Preferred Stock (Incorporated by reference to the 1996 Form 10-K filed by NTL Communications (File No. 0-22616) on March 28, 1999)

4.44 Indenture, dated as of June 12, 1996, by and between the Company and Chemical Bank, as Trustee, with respect to the 7% Convertible Notes (Incorporated by reference from Registration Statement on Form S-3, File No. 333-07879)

4.45 Registration Rights Agreement, dated June 12, 1996, by and among the Company and Donaldson, Lufkin & Jenrette Securities Corporation and Salomon Brothers Inc, with respect to the 7% Convertible Notes (Incorporated by reference from Registration Statement on Form S-3, File No. 33-07879)

4.46 Indenture, dated as of April 20, 1995, by and among the Company and Chemical Bank, as Trustee, with respect to the 7-1/4% Convertible Notes (Incorporated by reference from Registration Statement on Form S-3, File No. 333-92792)

4.47 Registration Agreement, dated April 12, 1995, by and among the Company and Salomon Brothers Inc, Donaldson, Lufkin & Jenrette Securities Corporation and Goldman Sachs & Co., with respect to the 7-1/4% Convertible Notes (Incorporated by reference from Registration Statement on Form S-3, File No. 333-92792)

4.48 Rights Agreement entered into by the Company and Continental Stock Transfer & Trust Company (Incorporated by reference to Exhibit 4.2, to the Registration Statement on Form S-1, File No. 33-63570)

4.48(a) Amendment No. 1 to the Rights Agreement, dated as of March 31, 1999, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent. (Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-76601)

4.48(b) Amendment No. 2 to the Rights Agreement, dated as of March 31, 1999, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent.

10.1 Compensation Plan and Agreements, as amended and restated effective June 3, 1997 (Incorporated by reference to the 1997 Form 10-K filed by NTL Communications (File No. 0-22616) on March 30, 1998)

10.2 Rules of the NTL Sharesave Plan, adopted by the Company on October 28, 1997 (Incorporated by reference to the 1998 Form 10-K filed by NTL Communications (File No. 0-22616) on March 30, 1999)

10.3 Form of Director and Officer Indemnity Agreement (together with a schedule of executed Indemnity Agreements)

10.4 1998 Non-Qualified Stock Option Plan, as Amended and Restated October 1998 (Incorporated by reference to the 1998 Form 10-K filed by NTL Communications (File No. 0-22616) on March 30, 1999)

10.5 Bridge Loan Agreement, dated as of March 17, 1999, among the Company, the Lenders named therein and Goldman Sachs Credit Partners L.P. (Incorporated by reference to the 1998 Form 10-K filed by NTL Communications (File No. 0-22616) on March 30, 1999)

10.6 Agreement, dated August 14, 1998, among TeleWest Communications PLC, TeleWest Communications Holdings Limited, NTL (Bermuda) Limited, and the Company (Incorporated by reference to the Form 8-K, filed by NTL Communications (File No. 0-22616) on August 18, 1998)

10.7 Note Purchase Agreement, dated as of February 4, 2000, between NTL Incorporated and Morgan Stanley and Co. Incorporated re: Senior Increasing Rate Notes due 2001 ((pound sterling)2,376,000,000 principal amount) (Incorporated by reference to the Company's Proxy Statement, filed February 11, 2000)

11       Calculation of net loss per share

21       Subsidiaries of the Registrant

23.1     Consent of Ernst & Young LLP

27.1     Financial Data Schedule, for the year ended December 31, 1998

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 16, 2000

NTL INCORPORATED

By: /s/ J. BARCLAY KNAPP
J. Barclay Knapp
President and Chief Executive Officer
(Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.


SIGNATURE                                   TITLE                                                         DATE
---------                                   -----                                                         ----
/s/ J. BARCLAY KNAPP                        President and Chief                                           March 16 , 2000
J. Barclay Knapp                            Executive Officer
                                            (Principal Executive Officer)

/s/ GEORGE S. BLUMENTHAL                    Chairman of the Board                                         March 16 , 2000
George S. Blumenthal                        and Treasurer

/s/ JOHN F. GREGG                           Chief Financial Officer                                       March 16 , 2000
John F. Gregg                               (Chief Financial Officer)

/s/ GREGG N. GORELICK                       Vice President-Controller                                     March 16 , 2000
Gregg N. Gorelick                           (Principal Accounting Officer)

/s/ SIDNEY R. KNAFEL                        Director                                                      March 16 , 2000
Sidney R. Knafel

/s/ TED H. MCCOURTNEY                       Director                                                      March 16 , 2000
Ted H. McCourtney

/s/ DEL MINTZ                               Director                                                      March 16 , 2000
Del Mintz

/s/ ALAN J. PATRICOF                        Director                                                      March 16 , 2000
Alan J. Patricof

/s/ WARREN POTASH                           Director                                                      March 16 , 2000
Warren Potash

/s/ MICHAEL S. WILLNER                      Director                                                      March 16 , 2000
Michael S. Willner

/s/ ROBERT T. GOAD                          Director                                                      March 16 , 2000
Robert T. Goad

/s/ JEAN-LOUIS VINCIGUERRA                  Director                                                      March 16 , 2000
Jean-Louis Vinciguerra

                        Form 10-K--Item 14(a)(1) and (2)

                        NTL Incorporated and Subsidiaries

                   Index to Consolidated Financial Statements
                        and Financial Statement Schedules

The following consolidated financial statements of NTL Incorporated and Subsidiaries are included in Item 8:

Report of Independent Auditors                                                         F-2
Consolidated Balance Sheets - December 31, 1999 and 1998                               F-3
Consolidated Statements of Operations -
   Years ended December 31, 1999, 1998 and 1997                                        F-5
Consolidated Statement of Shareholders' Equity -
   Years ended December 31, 1999, 1998 and 1997                                        F-6
Consolidated Statements of Cash Flows -
   Years ended December 31, 1999, 1998 and 1997                                        F-8
Notes to Consolidated Financial Statements                                             F-10

The following consolidated financial statement schedules of NTL Incorporated and Subsidiaries are included in Item 14(d):

Schedule I - Condensed Financial Information of Registrant                             F-38
Schedule II - Valuation and Qualifying Accounts                                        F-43

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore have been omitted.

                         Report of Independent Auditors

The Board of Directors and Shareholders
NTL Incorporated

We have audited the consolidated balance sheets of NTL Incorporated and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTL Incorporated and Subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                          ERNST & YOUNG LLP

New York, New York
March 7, 2000

                        NTL Incorporated and Subsidiaries
                           Consolidated Balance Sheets
                             (dollars in thousands)

                                                                                                      DECEMBER 31,
                                                                                              1999                  1998
                                                                                  ------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                              $  2,597,144          $    736,265
   Marketable securities                                                                       344,502               260,631
   Accounts receivable - trade, less allowance for doubtful
     accounts of $85,594 (1999) and $38,475 (1998)                                             294,205               152,356
   Other                                                                                        82,737                55,248
                                                                                  ------------------------------------------------
Total current assets                                                                         3,318,588             1,204,500

Fixed assets, net                                                                            5,597,648             3,854,430
Intangible assets, net                                                                       2,927,836               725,028
Investment in Cable London PLC, net of accumulated amortization of $3,093                            -               229,093
Other assets, net of accumulated amortization
   of $49,392 (1999) and $56,264 (1998)                                                        367,494               181,046
                                                                                  ------------------------------------------------
Total assets                                                                               $12,211,566            $6,194,097
                                                                                  ================================================

                        NTL Incorporated and Subsidiaries
                     Consolidated Balance Sheets (continued)
                             (dollars in thousands)

                                                                                                        DECEMBER 31,
                                                                                                 1999                  1998
                                                                                           -------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                           $   224,692         $  167,079
   Accrued expenses and other                                                                     438,198            221,070
   Accrued construction costs                                                                      79,748             88,033
   Interest payable                                                                                71,055             34,258
   Deferred revenue                                                                               160,831             69,820
   Current portion of long-term debt                                                               82,601             23,691
                                                                                           -------------------------------------
Total current liabilities                                                                       1,057,125            603,951

Long-term debt                                                                                  8,798,024          5,043,803
Commitments and contingent liabilities
Deferred income taxes                                                                              77,720             67,062
Senior redeemable exchangeable preferred stock - $.01 par value, plus accreted dividends; liquidation preference $144,628; less unamortized discount of
   $2,823 (1999) and $3,133 (1998); issued and outstanding 142,000 (1999) and
   125,000 (1998) shares                                                                          141,805            124,127

Shareholders' equity:
   Series preferred stock - $.01 par value;
      authorized 10,000,000 shares; liquidation preference $1,346,509; issued
      and outstanding 1,332,000 (1999) and 177,000 (1998) shares                                       13                  2
   Common stock - $.01 par value; authorized 400,000,000 shares; issued and outstanding
      132,416,000 (1999) and 60,249,000 (1998) shares                                               1,324                602
   Additional paid-in capital                                                                   4,125,047          1,501,561
   Accumulated other comprehensive income (loss)                                                   (2,107)           104,657
   (Deficit)                                                                                   (1,987,385)        (1,251,668)
                                                                                           -------------------------------------
                                                                                                2,136,892            355,154
                                                                                           -------------------------------------
Total liabilities and shareholders' equity                                                    $12,211,566         $6,194,097
                                                                                           =====================================


See accompanying notes.

                        NTL Incorporated and Subsidiaries
                      Consolidated Statements of Operations
                  (dollars in thousands, except per share data)

                                                                                YEAR ENDED DECEMBER 31,
                                                               1999                    1998                       1997
                                                       --------------------------------------------------------------------------
REVENUES
Residential telecommunications and television                 $  834,339                 $355,589                  $ 166,951
National and international telecommunications                    547,895                  248,895                    185,194
Broadcast transmission and other                                 201,900                  140,156                    130,799
Other telecommunications                                               -                    2,375                      8,831
                                                       --------------------------------------------------------------------------
                                                               1,584,134                  747,015                    491,775

COSTS AND EXPENSES
Operating expenses                                               799,756                  372,134                    301,644
Selling, general and administrative expenses                     573,460                  299,494                    169,133
Franchise fees                                                    16,538                   25,036                     23,587
Corporate expenses                                                29,402                   17,048                     18,324
Nonrecurring charges                                              16,179                   (4,194)                    20,642
Depreciation and amortization                                    791,322                  266,112                    150,509
                                                       --------------------------------------------------------------------------
                                                               2,226,657                  975,630                    683,839
                                                       --------------------------------------------------------------------------
Operating (loss)                                                (642,523)                (228,615)                  (192,064)

OTHER INCOME (EXPENSE)
Interest and other income                                         49,380                   46,024                     28,415
Interest expense                                                (680,728)                (328,815)                  (202,570)
Other gains                                                      493,121                        -                     21,497
Foreign currency transaction gains                                12,720                    4,152                        574
                                                       --------------------------------------------------------------------------
(Loss) before income taxes and extraordinary item               (768,030)                (507,254)                  (344,148)
Income tax benefit                                                35,347                    3,327                     15,591
                                                       --------------------------------------------------------------------------
(Loss) before extraordinary item                                (732,683)                (503,927)                  (328,557)
Loss from early extinguishment of debt                            (3,034)                 (30,689)                    (4,500)
                                                       --------------------------------------------------------------------------
Net (loss)                                                      (735,717)                (534,616)                  (333,057)
Preferred stock dividend                                         (73,709)                 (18,761)                   (11,978)
                                                       --------------------------------------------------------------------------
Net (loss) available to common shareholders                   $ (809,426)               $(553,377)                 $(345,035)
                                                       ==========================================================================

Basic and diluted net (loss) per common share:
    (Loss) before extraordinary item                             $(6.75)                  $(8.12)                    $(6.79)
    Extraordinary item                                             (.03)                    (.48)                      (.09)
                                                       --------------------------------------------------------------------------
    Net (loss) per common share                                  $(6.78)                  $(8.60)                    $(6.88)
                                                       ==========================================================================


See accompanying notes.

                        NTL Incorporated and Subsidiaries
                 Consolidated Statement of Shareholders' Equity
                             (dollars in thousands)

                                                                     SERIES PREFERRED STOCK                   COMMON STOCK
                                                                         $.01 PAR VALUE                      $.01 PAR VALUE
                                                                    SHARES               PAR             SHARES              PAR
                                                                 -----------------------------------------------------------------
Balance, December 31, 1996                                             780                $ -         32,066,000            $  321
Exercise of stock options                                                                                119,000                 1
Exercise of warrants                                                                                      25,000
Accreted dividends on senior redeemable exchangeable
    preferred stock
Accretion of discount on senior redeemable exchangeable
   preferred stock
Comprehensive income:
Net loss for the year ended December 31, 1997
Currency translation adjustment
      Total
                                                                 -----------------------------------------------------------------
Balance, December 31, 1997                                             780                  -         32,210,000               322
Exercise of stock options                                                                                298,000                 3
Exercise of warrants                                                                                      70,000
Accreted dividends on preferred stock
Accretion of discount on preferred stock
Conversion of 7-1/4% Convertible Subordinated Notes                                                    6,958,000                70
Conversion of Series Preferred Stock                                  (780)                            1,950,000                20
Preferred stock issued for an acquisition                          177,000                  2
Common stock issued for an acquisition                                                                18,763,000               187
Warrants issued in connection with consent solicitations
Comprehensive income:
 Net loss for the year ended December 31, 1998
Currency translation adjustment
       Total
                                                                 -----------------------------------------------------------------
Balance, December 31, 1998                                         177,000                  2         60,249,000               602
Exercise of stock options                                                                              1,758,000                18
Exercise of warrants                                                                                     129,000                 1
Common stock issued for cash                                                                           2,703,000                27
Preferred stock issued for cash                                  1,250,000                 13
Warrants issued for cash
 Accreted dividends on preferred stock                              30,000
 Accretion of discount on preferred stock
Redemption of Series Preferred Stock                              (125,000)                (2)
Conversion of 7% Convertible Subordinated Notes                                                        7,271,000                73
Common stock issued for an acquisition                                                                12,750,000               127
Stock options issued in connection with an acquisition
Issuance of warrants
Stock splits                                                                                          47,556,000               476
Comprehensive income:
 Net loss for the year ended December 31, 1999
Currency translation adjustment
       Total
                                                                 -----------------------------------------------------------------
Balance, December 31, 1999                                       1,332,000                $13        132,416,000            $1,324
                                                                 =================================================================


See accompanying notes.

                        NTL Incorporated and Subsidiaries
           Consolidated Statement of Shareholders' Equity (continued)
                             (dollars in thousands)

                                                                                              ACCUMULATED
                                                             ADDITIONAL                          OTHER
                                                               PAID-IN      COMPREHENSIVE     COMPREHENSIVE
                                                               CAPITAL           LOSS         INCOME (LOSS)      (DEFICIT)
                                                            -----------------------------------------------------------------
Balance, December 31, 1996                                    $  548,647                           $163,141    $   (383,995)
Exercise of stock options                                          1,532
Exercise of warrants                                                 138
Accreted dividends on senior redeemable
  exchangeable preferred stock                                   (11,978)
Accretion of discount on senior redeemable
  exchangeable preferred stock                                      (285)
Comprehensive income:
Net loss for the year ended December 31, 1997                                  $(333,057)                          (333,057)
Currency translation adjustment                                                  (46,133)           (46,133)
                                                                               ----------
      Total                                                                    $(379,190)
                                                            -----------------------------------------------------------------
Balance, December 31, 1997                                       538,054                            117,008        (717,052)
Exercise of stock options                                          6,331
Exercise of warrants                                                 508
Accreted dividends on preferred stock                            (18,761)
Accretion of discount on preferred stock                            (311)
Conversion of 7-1/4% Convertible Subordinated Notes              186,942
Conversion of Series Preferred Stock                                 (20)
Preferred stock issued for an acquisition                        178,493
Common stock issued for an acquisition                           600,245
Warrants issued in connection with consent
  solicitations                                                   10,080
Comprehensive income:
Net loss for the year ended December 31, 1998                                  $(534,616)                          (534,616)
Currency translation adjustment                                                  (12,351)           (12,351)
                                                                               ----------
   Total                                                                       $(546,967)
                                                            -----------------------------------------------------------------
Balance, December 31, 1998                                     1,501,561                            104,657      (1,251,668)
Exercise of stock options                                         41,302
Exercise of warrants                                                 830
Common stock issued for cash                                     249,973
Preferred stock issued for cash                                1,233,797
Warrants issued for cash                                          16,190
Accreted dividends on preferred stock                            (44,137)
Accretion of discount on preferred stock                            (311)
Redemption of Series Preferred Stock                            (125,278)
Conversion of 7% Convertible Subordinated Notes                  269,212
Common stock issued for an acquisition                           971,310
Stock options issued in connection with an acquisition             6,599
Issuance of warrants                                               4,475
Stock splits                                                        (476)
Comprehensive income:
Net loss for the year ended December 31, 1999                                  $(735,717)                          (735,717)
Currency translation adjustment                                                 (106,764)          (106,764)
                                                                               ----------
   Total                                                                       $(842,481)
                                                            -----------------------------------------------------------------
Balance, December 31, 1999                                    $4,125,047                           $ (2,107)    $(1,987,385)
                                                            =================================================================


See accompanying notes.

                        NTL Incorporated and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                  1999                       1998                       1997
                                                       ----------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                        $(735,717)              $ (534,616)                $ (333,057)
Adjustment to reconcile net loss to net cash
 provided by (used in) operating activities:
   Depreciation and amortization                                  791,322                  266,112                    150,509
   Loss from early extinguishment of debt                           3,034                   30,689                      4,500
   Gain on sale of investment in Cable London PLC                (493,121)                       -                          -
   Amortization of non competition agreements                          -                     1,389                      1,852
   Provision for losses on accounts receivable                     46,245                   27,282                      6,891
   Deferred income taxes                                          (37,347)                  (3,327)                   (16,852)
   Amortization of original issue discount                        451,356                  232,691                    122,639
   Other                                                          (10,617)                 (30,916)                    (8,148)
   Changes in operating assets and liabilities, net
     of effect from business acquisitions:
         Accounts receivable                                     (139,372)                 (70,364)                   (30,430)
         Other current assets                                     (38,903)                  22,631                     (6,563)
         Other assets                                             (25,241)                       6                      2,303
         Accounts payable                                          43,823                   (2,564)                    (4,615)
         Accrued expenses and other                               126,242                   15,272                     74,706
         Deferred revenue                                          71,865                   26,772                     18,994
                                                       ----------------------------------------------------------------------------
Net cash provided by (used in) operating activities                53,569                  (18,943)                   (17,271)

INVESTING ACTIVITIES
Acquisitions, net of cash acquired                             (1,128,338)                (746,817)                         -
Purchase of fixed assets                                       (1,211,317)                (772,144)                  (503,656)
Payment of deferred purchase price                                      -                        -                    (57,330)
Increase in other assets                                          (59,294)                 (35,595)                    (4,322)
Proceeds from sales of assets                                     692,490                    1,312                          -
Purchase of marketable securities                                (747,397)                (540,639)                  (145,939)
Proceeds from sales of marketable securities                      676,642                  291,276                    142,596
                                                       ----------------------------------------------------------------------------
Net cash (used in) investing activities                        (1,777,214)              (1,802,607)                  (568,651)

                        NTL Incorporated and Subsidiaries
                Consolidated Statements of Cash Flows (continued)
                             (dollars in thousands)

                                                                               YEAR ENDED DECEMBER 31,
                                                                1999                     1998                    1997
                                                             -------------------------------------------------------------------
FINANCING ACTIVITIES
Proceeds from borrowings, net of financing costs                 3,019,383                 3,525,588                 490,302
Proceeds from issuance of preferred stock and warrants           1,250,000                         -                       -
Proceeds from issuance of common stock                             250,000                         -                       -
Redemption of preferred stock                                     (125,280)                        -                       -
Principal payments                                                (758,212)                 (845,018)               (242,424)
Cash in escrow for debt repayment                                  (86,993)                 (217,622)                      -
Consent solicitation payments                                            -                   (11,333)                      -
Proceeds from exercise of stock options and warrants                42,151                     6,842                   1,671
                                                             -------------------------------------------------------------------
Net cash provided by financing activities                        3,591,049                 2,458,457                 249,549

Effect of exchange rate changes on cash                             (6,525)                      456                 (10,609)
                                                             -------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                 1,860,879                   637,363                (346,982)
Cash and cash equivalents at beginning of year                     736,265                    98,902                 445,884
                                                             -------------------------------------------------------------------
Cash and cash equivalents at end of year                        $2,597,144                $  736,265             $    98,902
                                                             ===================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest exclusive of
    amounts capitalized                                         $  180,272                $   90,513             $    72,047
Income taxes paid                                                    2,372                       336                   1,107

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Accretion of dividends and discount on preferred stock          $   44,448                $   19,072             $    12,263
Conversion of Convertible Notes, net of unamortized
    deferred financing costs                                       269,285                   187,012                       -
Preferred stock issued for an acquisition                                -                   178,495                       -
Common stock and stock options issued for an acquisition           978,036                   600,432                       -
Warrants issued in connection with consent solicitations                 -                    10,080                       -

See accompanying notes.

                        NTL Incorporated and Subsidiaries
                   Notes to Consolidated Financial Statements

1.       CORPORATE RESTRUCTURING AND BUSINESS

Effective April 1, 1999, NTL Incorporated completed a corporate restructuring to create a holding company structure. The formation of the holding company is part of the Company's effort to pursue opportunities outside the United Kingdom and the Republic of Ireland. The holding company restructuring was accomplished through a merger so that all the stockholders of NTL Incorporated at the effective time of the merger became stockholders of the new holding company, and NTL Incorporated became a subsidiary of the new holding company. The new holding company has taken the name NTL Incorporated (and together with its subsidiaries, the "Company") and the holding company's subsidiary simultaneously changed its name to NTL Communications Corp. (and together with its subsidiaries, "NTL Communications").

The Company, through its subsidiaries and joint ventures, owns and operates broadband communications networks for telephone, cable television and Internet services and television and radio broadcasting systems in the United Kingdom and the Republic of Ireland. In 1999, the Company expanded its operations through the acquisition of broadband cable systems in France and the national broadcasting network facilities in Australia, and has announced a proposed acquisition in Switzerland. Based on revenues and identifiable assets, the Company's predominant lines of business are residential services, national telecommunications services and broadcast transmission and tower services in the United Kingdom. Residential services include telephony, cable television, Internet access and interactive services. National telecommunications services include business telephony, national and international carrier telecommunications, Internet services and satellite communications services. Broadcast transmission and tower services include digital and analog television and radio broadcasting, and related services.

2.       SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and entities where the Company's interest is greater than 50%. Significant intercompany accounts and transactions have been eliminated in consolidation.

NET (LOSS) PER SHARE

The Company reports its basic and diluted net (loss) per share in accordance with Financial Accounting Standards Board("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share ", as adjusted for stock splits.

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company's foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the current exchange rates at the respective balance sheet dates. Statement of operations amounts have been translated using the average exchange rates for the respective years. The gains or losses resulting from the change in exchange rates have been reported as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in the results of operations as incurred.

CASH EQUIVALENTS

Cash equivalents are short-term highly liquid investments purchased with a maturity of three months or less. Cash equivalents were $2.1 billion and $651 million at December 31, 1999 and 1998, respectively, which consisted primarily of bank time deposits and corporate commercial paper. At December 31, 1999 and 1998, $2.0 billion and $121 million, respectively, of the cash equivalents were denominated in foreign currencies.

MARKETABLE SECURITIES

Marketable securities are classified as available-for-sale, which are carried at fair value. Unrealized holding gains and losses on securities, net of tax, are carried as a component of accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary will be included in interest income. The cost of securities sold or matured is based on the specific identification method. Interest on securities is included in interest income.

Marketable securities at December 31, 1999 and 1998 consisted of corporate commercial paper. During the years ended December 31, 1999, 1998 and 1997, there were no realized gains or losses on sales of securities. All of the marketable securities as of December 31, 1999 and 1998 had a contractual maturity of less than one year.

FIXED ASSETS

Fixed assets are stated at cost, which includes amounts capitalized for labor and overhead expended in connection with the design and installation of operating equipment. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows: operating equipment - 5 to 40 years and other equipment - 3 to 40 years.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset.

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTANGIBLE ASSETS

Intangible assets include goodwill, license acquisition costs and customer lists. Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. Goodwill is amortized on a straight-line basis over the periods benefited of 10, 15 or 30 years. License acquisition costs represent the portion of purchase price allocated to the cable television and telecommunications licenses acquired in business combinations. License acquisition costs are amortized on a straight-line basis over the remaining lives of the licenses at acquisition, which vary from approximately two years to 23 years. Customer lists represent the portion of the purchase price allocated to the value of the customer base. Customer lists are amortized on a straight-line basis over 5 years. The Company continually reviews the recoverability of the carrying value of these assets using the same methodology that it uses for the evaluation of its other long-lived assets.

INVESTMENT IN CABLE LONDON PLC

Investment in Cable London PLC was accounted for under the equity method. Equity method investments are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees' net income or losses after the date of investment, additional contributions made and dividends received. The difference between the Company's recorded investment and its proportionate interest in the book value of the investees' net assets are being amortized on a straight-line basis over 10 years.

DEFERRED FINANCING COSTS

Deferred financing costs are incurred in connection with the issuance of debt and are amortized over the term of the related debt.

CAPITALIZED INTEREST

Interest is capitalized as a component of the cost of fixed assets constructed. In 1999, 1998 and 1997, interest of $41,810,000, $27,760,000 and $6,770,000, respectively, was capitalized.

REVENUE RECOGNITION

Revenues are recognized at the time the service is provided to the customer. Charges for services that are billed in advance are deferred and recognized when earned.

CABLE TELEVISION SYSTEM COSTS, EXPENSES AND REVENUES

The Company accounts for costs, expenses and revenues applicable to the construction and operation of its broadband communications networks in accordance with SFAS No. 51, "Financial Reporting by Cable Television Companies."

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING EXPENSE

The Company charges the cost of advertising to expense as incurred. Advertising costs were $35,949,000, $33,951,000 and $31,003,000 in 1999, 1998 and 1997,
respectively.

STOCK-BASED COMPENSATION

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans.

3.       RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted by the Company effective January 1, 2001. The Company is evaluating the impact that the adoption of SFAS No. 133 will have on its results of operations and financial position.

4.       CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

NEED FOR ADDITIONAL FINANCING

The Company will require additional financing in the future. There can be no assurance that the required financing will be obtainable on acceptable terms.

CONCENTRATIONS

The Company's television and radio broadcasting business is substantially dependent upon contracts with a small group of companies for the right to broadcast their programming, and upon a site sharing agreement for a large number of its transmission sites. The loss of any one of these contracts or the site sharing agreement could have a material adverse effect on the business of the Company.

CURRENCY RISK

To the extent that the Company obtains financing in U.S. dollars and incurs construction and operating costs in various other currencies, it will encounter currency exchange rate risks. In addition, the Company's revenues are generated in foreign currencies while its interest and principal obligations with respect to most of the Company's existing indebtedness are payable in U.S. dollars.

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


5.       FIXED ASSETS

Fixed assets consist of:

                                                       DECEMBER 31,
                                              1999                          1998
                                    --------------------------------------------------
                                                     (in thousands)
Operating equipment                        $5,111,258                 $3,528,973
Other equipment                               715,215                    376,518
Construction-in-progress                      669,402                    369,923
                                    --------------------------------------------------
                                            6,495,875                  4,275,414
Accumulated depreciation                     (898,227)                  (420,984)
                                    --------------------------------------------------
                                           $5,597,648                 $3,854,430
                                    ==================================================


6.       INTANGIBLE ASSETS

Intangible assets consist of:

                                                                                          DECEMBER 31,
                                                                              1999                          1998
                                                                     -----------------------------------------------------
                                                                                         (in thousands)
Goodwill, net of accumulated amortization of $197,012
     (1999) and $32,358 (1998)                                               $2,543,502                    $514,529
License acquisition costs, net of accumulated amortization
     of $141,682 (1999) and $69,202 (1998)                                      224,998                     153,007
Customer lists, net of accumulated amortization of
     $30,870 (1999) and $3,375 (1998)                                           159,336                      57,492
                                                                     -----------------------------------------------------
                                                                             $2,927,836                    $725,028
                                                                     =====================================================

The Company made the following acquisitions in 1998:

The Company acquired ComTel Limited and Telecential Communications (collectively, "ComTel") for a total of pound sterling 550 million comprised of pound sterling 475 million in cash and 125,000 shares of 9.9% Non-voting Mandatorily Redeemable Preferred Stock, Series A in two stages completed in June and September 1998. The preferred stock was valued at pound sterling 75 million, the fair value on the date of issuance. ComTel is a provider of telephone, cable television and Internet services in England.

In October 1998, a wholly-owned subsidiary of the Company, NTL (Triangle) LLC ("NTL Triangle") (formerly known as NTL (Bermuda) Limited) acquired all of the outstanding common stock of Comcast UK Cable Partners Limited in exchange for
29.3 million shares of the Company's common stock. The Company's common stock was valued at $600,432,000, the fair value at the time of the announcement. NTL Triangle provides telephone, cable television and Internet services in England.

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



6.        INTANGIBLE ASSETS (CONTINUED)

In December 1998, the Company acquired Eastern Group Telecoms ("EGT") for pound sterling 60 million in cash and 52,000 shares of 9.9% Non-voting Mandatorily Redeemable Preferred Stock, Series B. The preferred stock was valued at $52,217,000, the fair value on the date of issuance. EGT's telecoms division has a fibre-optic network across portions of England, and its radio sites division serves mobile phone operators in portions of England.

These acquisitions have been accounted for as purchases, and accordingly, the net assets and results of operations of the acquired businesses have been included in the consolidated financial statements from the dates of acquisition. The aggregate purchase price of $1.7 billion, which includes the related acquisition costs and the return of cash acquired in the ComTel transaction of pound sterling 31 million, exceeded the fair value of the net tangible assets acquired by $591 million, which has been allocated as follows: $185.6 million to the investment in Cable London PLC, $52.4 million to license acquisition costs, $60.9 million to customer lists and $292.1 million to goodwill.

The Company made the following acquisitions in 1999:

In March 1999, the Company acquired Diamond Cable Communications plc ("Diamond"). The Company issued an aggregate of 19.9 million shares of common stock in exchange for each ordinary share and deferred share of Diamond. The Company's common stock was valued at $971,437,000, the fair value at the time of the announcement. In addition, the Company issued options to purchase 191,000 shares of the Company's common stock to holders of Diamond options, which were valued at $6,599,000. The Company assumed Diamond's debt including five different notes with an aggregate principal amount at maturity of $1.6 billion. Diamond is a provider of telephone, cable television and Internet services in England.

In April 1999, a subsidiary of the Company ("NTL Australia") purchased all of the shares of the entity which owns the Australian National Transmission Network for an aggregate purchase price of approximately $423 million. NTL Australia provides exclusive television and radio transmission services to Australia's national TV and radio broadcasters, serves regional and community TV and radio broadcasters and provides equipment hosting services to telecom operators and emergency service communications providers on its towers.

In July 1999, the Company acquired Cablelink Limited ("Cablelink") for Irish punts 535.18 million ($693 million), of which Irish punts 455.18 million ($589 million) was paid in cash and Irish punts 80 million ($104 million) was paid through the issuance of Variable Rate Redeemable Guaranteed Loan Notes due 2002. Cablelink provides multi-channel television and information services in Dublin, Galway and Waterford, Ireland.

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



6.        INTANGIBLE ASSETS (CONTINUED)

Also in July 1999, the Company acquired certain broadband cable franchises from British Telecommunications plc for an aggregate of up to pound sterling 19 million ($31 million). The Company paid approximately pound sterling 5 million ($8 million) on closing and will pay up to pound sterling 14 million ($23 million) on completion of the upgrade of certain networks.

The Company acquired the five franchise areas comprising the "1G Networks" of France Telecom for approximately 373.2 million French francs ($60 million) in two stages completed in August and December 1999. The 1G Networks hold exclusive licenses to provide analog and digital television services in four franchise areas in Ile-de-France (Greater Paris) and in the franchise area of Toulon and LaValette.

In September 1999, the Company acquired the shares of Workplace Technologies plc, one of the United Kingdom's leading data network service integrators, in exchange for pound sterling 105.2 million ($173 million), of which pound sterling 100.7 million ($166 million) was paid in cash and pound sterling 4.5 million ($7 million) was paid through the issuance of demand notes.

These acquisitions were accounted for as purchases, and accordingly, the net assets and results of operations of the acquired businesses have been included in the consolidated financial statements from the dates of acquisition. The aggregate purchase price of $2.36 billion, including costs incurred of $26 million, plus the fair value of liabilities assumed net of tangible assets acquired aggregated $2.446 billion, which has been allocated as follows: $143 million to license acquisition costs, $131 million to customer lists and $2.172 billion to goodwill.

The pro forma unaudited consolidated results of operations for the years ended December 31, 1999 and 1998 assuming consummation of the above mentioned transactions as of January 1, 1998 is as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                     1999                          1998
                                             ----------------------------------------------
                                                               (in thousands)
Total revenue                                     $1,794,063                  $1,370,399
(Loss) before extraordinary item                    (895,942)                 (1,076,238)
Net (loss)                                          (898,976)                 (1,106,927)
Basic and diluted net loss per share:
(Loss) before extraordinary item                       (7.62)                     (10.14)
Net (loss)                                             (7.64)                     (10.42)

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



7.       INVESTMENT IN CABLE LONDON PLC

Pursuant to an agreement with Telewest Communications plc ("Telewest") relating to NTL Triangle's and Telewest's respective 50% ownership interests in Cable London PLC ("Cable London"), in November 1999 Telewest purchased all of NTL Triangle's shares of Cable London for approximately pound sterling 428 million (approximately $692 million) in cash. The Company recorded a gain of $493 million on the sale. The sale of the Cable London interest is an "Asset Sale" for purposes of the Company's Indentures for certain of its notes. The Company will need to use an amount equal to the proceeds from the sale to repay subsidiary debt, invest in "Replacement Assets" or make an offer to redeem certain of its notes by November 2000.

8.       PENDING ACQUISITIONS

In July 1999, the Company agreed to acquire the consumer cable telephone, Internet and television operations of Cable & Wireless Communications, plc ("CWC"). The Company will issue 85 million new shares of common stock and pay pound sterling 2.85 billion ($4.6 billion) in cash. The Company will also assume approximately pound sterling 1.9 billion ($3.1 billion) of CWC's net debt, plus further debt up to an agreed amount of CWC cash outflow through closing. The transaction is subject to various approvals and other conditions. The Company has entered into a note purchase agreement for up to approximately pound sterling 2.4 billion ($3.9 billion) to fund a portion of the cost of this acquisition, as well as an additional investment by France Telecom, as described below.

In connection with the CWC acquisition, France Telecom agreed to invest pound sterling 2.8 billion ($4.5 billion) in the Company. France Telecom will invest pound sterling 1.6 billion ($2.6 billion) for approximately 42.2 million shares of the Company's common stock and pound sterling 1.2 billion ($1.9 billion) in convertible preferred stock with a 5% dividend and a conversion price of $80 per share. The closing of this additional investment is subject to the completion of the CWC acquisition, unless France Telecom elects to accelerate the closing of this investment, which it can do in a limited number of circumstances.

In December 1999, the Company agreed to acquire the cable assets of the Cablecom Group ("Cablecom") for CHF 5.8 billion ($3.6 billion). Completion of the acquisition is conditioned on certain regulatory approvals being obtained and is expected to occur in the first quarter of 2000. The Company intends to fund this acquisition using cash on hand, the proceeds from a proposed bank facility or the proceeds from the issuance of new preferred stock. The Company has an agreement for the arrangement of a bank facility of CHF 4.1 billion ($2.6 billion) consisting of CHF 2.7 billion ($1.7 billion) to be utilized in the acquisition of Cablecom and CHF 1.4 billion ($0.9 billion) to be used for working capital, capital expenditures and general corporate purposes.

In February 2000, the Company announced that it had entered into an arrangement with France Telecom and certain commercial banks, subject to certain conditions, for the issue of $1.85 billion of new preferred stock. The proceeds from this subscription will be used to help fund the Company's acquisitions in Continental Europe outside of France. The holders of the stock (other than any commercial banks or their affiliates) may at any time after six months from issue elect, subject to certain conditions, for the new preferred stock to be exchanged for up to a 50% interest in a new company which will own certain or all of the Company's broadband communications, broadcast and cable television interests in Continental Europe outside of France. Under certain circumstances, at the Company's option, any portion of the Company's obligation that may not be satisfied by the exchange may be satisfied in a security convertible

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


8.       PENDING ACQUISITIONS (CONTINUED)

into the Company's common stock or cash. The new preferred stock will be mandatorily redeemable for cash after two years.

9.       LONG-TERM DEBT

Long-term debt consists of:

                                                                                      DECEMBER 31,
                                                                            1999                        1998
                                                               ----------------------------------------------------------
                                                                                     (in thousands)
NTL Incorporated:
  5-3/4% Convertible Subordinated Notes                        (a)          $1,200,000               $           -

NTL Communications:
  12-3/4% Senior Deferred Coupon Notes                         (b)             268,108                     236,935
  11-1/2% Senior Deferred Coupon Notes                         (c)             930,404                     831,976
  10% Senior Notes                                             (d)             400,000                     400,000
  9-1/2% Senior Sterling Notes, less unamortized
   discount of $567 (1999) and $639 (1998)                     (e)             201,408                     206,800
  10-3/4% Senior Deferred Coupon Sterling Notes                (f)             343,691                     317,511
  9-3/4% Senior Deferred Coupon Notes                          (g)             952,825                     865,880
  9-3/4% Senior Deferred Coupon Sterling Notes                 (h)             354,394                           -
  11-1/2% Senior Notes                                         (i)             625,000                     625,000
  12-3/8% Senior Deferred Coupon Notes                         (j)             286,967                     254,718
  7% Convertible Subordinated Notes                            (k)                   -                     275,000
  7% Convertible Subordinated Notes                            (l)             599,300                     600,000
  Variable Rate Redeemable Guaranteed Loan Notes               (m)              76,794                           -
  9-1/4% Senior Euro Notes                                     (n)             252,300                           -
  9-7/8% Senior Euro Notes                                     (o)             353,220                           -
  11-1/2% Senior Deferred Coupon Euro Notes                    (p)             123,080                           -

 NTL Triangle:
  11.2% Senior Discount Debentures                             (q)             467,317                     421,835
  Other                                                                          7,969                      31,839

Diamond:
  13-1/4% Senior Discount Notes                                (r)             285,101                           -
  11-3/4% Senior Discount Notes                                (s)             476,215                           -
  10-3/4% Senior Discount Notes                                (t)             336,891                           -
  10% Senior Sterling Notes                                    (u)             218,133                           -
  9-1/8% Senior Notes                                          (v)             110,000                           -
  Other                                                                         11,508                           -
                                                               ----------------------------------------------------------
                                                                             8,880,625                   5,067,494
Less current portion                                                            82,601                      23,691
                                                               ----------------------------------------------------------
                                                                            $8,798,024                  $5,043,803
                                                               ==========================================================

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


9.       LONG-TERM DEBT (CONTINUED)

(a) 5-3/4% Convertible Notes due December 15, 2009, issued in December 1999, principal amount at maturity of $1,200,000,000, interest payable semiannually beginning on June 15, 2000, redeemable at the Company's option, on or after December 18, 2002, convertible after March 21, 2000 into shares of common stock at a conversion price of $108.18 per share (there are approximately 11,092,000 shares of common stock reserved for issuance upon conversion);

(b) 12-3/4% Notes due April 15, 2005, principal amount at maturity of $277,804,000, interest payable semiannually beginning on October 15, 2000, redeemable at the Company's option on or after April 15, 2000;

(c) 11-1/2% Notes due February 1, 2006, principal amount at maturity of $1,050,000,000, interest payable semiannually beginning on August 1, 2001, redeemable at the Company's option on or after February 1, 2001;

(d) 10% Notes due February 15, 2007, principal amount at maturity of $400,000,000, interest payable semiannually from August 15, 1997, redeemable at the Company's option on or after February 15, 2002;

(e) 9-1/2% Sterling Notes due April 1, 2008, principal amount at maturity of pound sterling 125,000,000 ($201,975,000), interest payable semiannually from October 1, 1998, redeemable at the Company's option on or after April 1, 2003;

(f) 10-3/4% Sterling Notes due April 1, 2008, principal amount at maturity of pound sterling 300,000,000 ($484,740,000), interest payable semiannually beginning on October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

(g) 9-3/4% Notes due April 1, 2008, principal amount at maturity of $1,300,000,000, interest payable semiannually beginning on October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

(h) 9-3/4% Sterling Notes due April 15, 2009, principal amount at maturity of pound sterling 330,000,000 ($533,214,000), interest payable semiannually beginning on October 15, 2004, redeemable at the Company's option on or after April 15, 2004;

(i) 11-1/2% Notes due October 1, 2008, principal amount at maturity of $625,000,000, interest payable semiannually from April 1, 1999, redeemable at the Company's option on or after October 1, 2003;

(j) 12-3/8% Notes due October 1, 2008, principal amount at maturity of $450,000,000, interest payable semiannually beginning on April 1, 2004, redeemable at the Company's option on or after October 1, 2003;

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



9.        LONG-TERM DEBT (CONTINUED)

(k) In May 1999, the Company called for redemption all of its $275,000,000 principal amount of 7% Convertible Notes due 2008 at a redemption price of 104.9% of their principal amount, plus accrued and unpaid interest. In June 1999, all of the 7% Convertible Notes were converted into approximately 11,344,000 shares of the Company's common stock at the applicable conversion price of $24.24 per share. The unamortized deferred financing costs related to the 7% Notes of $6,415,000 were written-off to equity;

(l) 7% Convertible Notes due December 15, 2008, principal amount at maturity of $599,300,000, interest payable semiannually from June 15, 1999, convertible into shares of common stock at a conversion price of $39.20 per share, redeemable at the Company's option on or after December 15, 2001 (there are approximately 15,288,000 shares of common stock reserved for issuance upon conversion);

(m) Variable Rate Redeemable Guaranteed Notes due January 5, 2002, principal amount at maturity of Irish punts 60,000,000
         ($76,794,000), interest payable quarterly at EURIBOR (3.345% at December 31, 1999), redeemable at any time at the option of the holder, Irish punts 20,000,000 ($25,730,000) redeemed in 1999 using cash held in escrow, Euro 86,475,000 ($87,270,000) remaining in escrow at December 31, 1999;

(n) 9-1/4% Notes due November 15, 2006, principal amount at maturity of Euro 250,000,000 ($252,300,000), interest payable semiannually beginning on May 15, 2000;

(o) 9-7/8% Notes due November 15, 2009, principal amount at maturity of Euro 350,000,000 ($353,220,000), interest payable semiannually beginning on beginning May 15, 2000, redeemable at the Company's option on or after November 15, 2004;

(p) 11-1/2% Deferred Notes due November 15, 2009, principal amount at maturity of Euro 210,000,000 ($211,932,000), interest payable semiannually beginning on May 15, 2005, redeemable at the Company's option on or after November 15, 2004;

(q) 11.2% Debentures due November 15, 2007, principal amount at maturity of $517,321,000, interest payable semiannually beginning on May 15, 2001;

(r) 13-1/4% Notes due September 30, 2004, principal amount at maturity of $285,101,000, interest payable semiannually beginning on March 31, 2000, redeemable at the Company's option on or after September 30, 1999;

(s) 11-3/4% Notes due December 15, 2005, principal amount at maturity of $530,955,000, interest payable semiannually beginning on June 15, 2001, redeemable at the Company's option on or after December 15, 2000;

(t) 10-3/4% Notes due February 15, 2007, principal amount at maturity of $420,500,000, interest payable semiannually beginning on August 15, 2002, redeemable at the Company's option on or after December 15, 2002;

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


9.       LONG-TERM DEBT (CONTINUED)

(u) 10% Sterling Notes due February 1, 2008, principal amount at maturity of pound sterling 135,000,000 ($218,133,000), interest payable semiannually from August 1, 1998, redeemable at the Company's option on or after February 1, 2003; and

(v) 9-1/8% Notes due February 1, 2008, principal amount of $110,000,000, interest payable semiannually from August 1, 1998, redeemable at the Company's option on or after February 1, 2003.

The indentures governing the notes contain restrictions relating to, among other things: (i) incurrence of additional indebtedness and issuance of preferred stock, (ii) dividend and other payment restrictions and (iii) mergers, consolidations and sales of assets.

During 1999, 1998 and 1997, the Company recognized $451,356,000, $232,691,000 and $122,639,000, respectively, of original issue discount as interest expense.

In September 1999, NTL Triangle repaid at maturity the $21,529,000 due under its notes payable to Comcast U.K. Holdings, Inc.

In connection with the Cablelink acquisition, the Company issued $704,615,000 principal amount Senior Increasing Rate Notes due 2000. In November 1999, the Company received net proceeds of $720,743,000 from the issuance of the 9-1/4% Euro Notes, the 9-7/8% Euro Notes and the 11-1/2% Deferred Euro Notes, of which $716,505,000 was used to repay the Senior Increasing Rate Notes plus accrued interest. The Company recorded an extraordinary loss from the early extinguishment of the notes of $3,034,000 in 1999.

In connection with the ComTel acquisition, the Company borrowed an aggregate of pound sterling 475,000,000 under its bank credit facility. In November 1998, the Company received net proceeds of $849,000,000 from the issuance of the 11-1/2% Notes and the 12-3/8% Notes, a substantial portion of which was used to repay the $799,000,000 outstanding under the bank loan. The Company recorded an extraordinary loss from the early extinguishment of the bank loan of $18,579,000 in 1998.

In October 1998, the Company redeemed its 10-7/8% Senior Deferred Coupon Notes with an accreted value of $211,000,000 for cash of $218,000,000. The Company recorded an extraordinary loss from the early extinguishment of the 10-7/8% Notes of $12,110,000 in 1998, which included approximately $4,800,000 of unamortized deferred financing costs.

In 1998, the Company required consents from the holders of some of its notes to modify certain indenture provisions in order to proceed with an acquisition. In October 1998, the Company paid $11,333,000 in consent payments and issued warrants to purchase 1,197,000 shares of common stock in lieu of additional consent payments of $10,080,000.

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


9.       LONG-TERM DEBT (CONTINUED)

Certain of the NTL Communications notes restrict the payment of cash dividends and loans to the Company. At December 31, 1999, restricted net assets of NTL Communications were approximately $901 million.

Long-term debt repayments are due as follows (in thousands):

            Year ending December 31:
                         2000                                $       82,601
                         2001                                         1,270
                         2002                                         1,062
                         2003                                           981
                         2004                                       286,001
                         Thereafter                               9,745,710
                                                                -----------
                                                             $   10,117,625
                                                                ===========

10.      REDEEMABLE PREFERRED STOCK

In February 1997, the Company issued 100,000 shares of its 13% Senior Redeemable Exchangeable Preferred Stock (the "Redeemable Preferred Stock"). The Company received net proceeds of $96,625,000 after discounts and commissions from the issuance of the Redeemable Preferred Stock. Discounts, commissions and other fees incurred of $3,729,000 were recorded as unamortized discount at issuance. Dividends accrue at 13% per annum ($130 per share) and are payable quarterly in arrears. Dividends accruing on or prior to February 15, 2004 may, at the option of the Company, be paid in cash, by the issuance of additional Redeemable Preferred Stock or in any combination of the foregoing. As of December 31, 1999, the Company has accrued $44,628,000 for dividends and has issued approximately 42,000 shares for $42,315,000 of such accrued dividends. The Redeemable Preferred Stock may be redeemed, at the Company's option, in whole or in part, at any time on or after February 15, 2002 at a redemption price of 106.5% of the liquidation preference of $1,000 per share that declines annually to 100% in 2005, in each case together with accrued and unpaid dividends to the redemption date. The Redeemable Preferred Stock is subject to mandatory redemption on February 15, 2009. On any scheduled dividend payment date, the Company may, at its option, exchange all of the shares of Redeemable Preferred Stock then outstanding for the Company's 13% Subordinated Exchange Debentures due 2009 (the "Subordinated Debentures").

The Subordinated Debentures, if issued, will bear interest at a rate of 13% per annum, payable semiannually in arrears on February 15 and August 15 of each year commencing with the first such date to occur after the date of exchange. Interest accruing on or prior to February 15, 2004 may, at the option of the Company, be paid in cash, by the issuance of additional Subordinated Debentures or in any combination of the foregoing. The Subordinated Debentures will be redeemable, at the Company's option, in whole or in part, on or after February 15, 2002 at a redemption price of 106.5% that declines annually to 100% in 2005, in each case together with accrued and unpaid interest to the redemption date.

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


11.      NONRECURRING CHARGES INCLUDING RESTRUCTURING CHARGES

Nonrecurring charges of $16,179,000 in 1999 were the fee incurred for the cancellation of certain contracts.

Nonrecurring charges of $20,642,000 in 1997 include deferred costs written-off of $5,013,000 and restructuring costs of $15,629,000. The deferred costs written-off arose in connection with the Company's unsuccessful bid for United Kingdom digital terrestrial television multiplex licenses. Restructuring costs relate to the Company's announcement in September 1997 of a reorganization of certain of its operations. This charge consisted of employee severance and related costs of $6,726,000 for approximately 280 employees to be terminated, lease exit costs of $6,539,000 and penalties of $2,364,000 associated with the cancellation of contractual obligations. As of December 31, 1998, $9,172,000 of the provision had been used, including $5,558,000 for severance and related costs, $1,450,000 for lease exit costs and $2,164,000 for penalties associated with the cancellation of contractual obligations. As of December 31, 1998, 177 employees had been terminated. The $4,194,000 reversed in 1998 includes $1,168,000 for severance and related costs, $2,826,000 for lease exit costs and $200,000 for penalties associated with the cancellation of contractual obligations. This reversal was necessary because employees whose positions were eliminated chose to remain with the Company in other positions rather than leave the Company and receive severance pay, and the real estate markets in which the Company sublet space improved increasing the sublet rentals and shortening the period of time required to find subtenants. The remaining restructuring reserve of $2,263,000 at December 31, 1998 is for lease costs net of sublease revenue.

12.      OTHER GAINS

Other gains of $493,121,000 in 1999 are from the sale of the investment in Cable London. Other gains of $21,497,000 in 1997 include a legal settlement of $10,000,000 and a gain on the sale of fixed assets of $11,497,000. In October 1997, following the U.S. District Court's decision to dismiss the Company's complaint against LeGroupe Videotron Ltee and its subsidiary, the Company entered into a Settlement Agreement dismissing the Company's complaint in exchange for a payment of $10,000,000. In December 1997, a U.S. subsidiary of the Company sold its fixed and other assets utilized in its microwave transmission service business and recognized a gain of $11,497,000.

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


13.      INCOME TAXES

The benefit for income taxes consists of the following:

                                                 YEAR ENDED DECEMBER 31,
                               1999                      1998                      1997
                             ----------------------------------------------------------------
                                                    (in thousands)
      Current:
         Federal                   $   1,000             $     -                   $      -
         State and local               1,000                   -                       1,261
         Foreign                          -                    -                           -
                             ----------------------------------------------------------------
      Total current                    2,000                   -                       1,261
                             ----------------------------------------------------------------

      Deferred:
         Federal                          -                    -                           -
         State and local                  -                    -                           -
         Foreign                    (37,347)              (3,327)                    (16,852)
                             ----------------------------------------------------------------
      Total deferred                (37,347)              (3,327)                    (16,852)
                             ================================================================
                                   $(35,347)             $(3,327)                   $(15,591)
                             ================================================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax liabilities and assets are as follows:

                                                                         DECEMBER 31,
                                                                1999                      1998
                                                          ----------------------------------------
                                                                       (in thousands)
      Deferred tax liabilities:
         Fixed assets                                          $66,461                   $68,766
         Intangibles                                           107,012                     -
                                                          ----------------------------------------
      Total deferred tax liabilities                           173,473                    68,766
      Deferred tax assets:
         Net operating losses                                  417,149                   244,394
         Net deferred interest expense                         150,120                   113,993
         Depreciation and amortization                         269,888                   100,780
         Other                                                  15,920                    19,975
                                                          ----------------------------------------
      Total deferred tax assets                                853,077                   479,142
      Valuation allowance for deferred tax assets             (757,324)                 (477,438)
                                                          ----------------------------------------
      Net deferred tax assets                                   95,753                     1,704
                                                          ----------------------------------------
      Net deferred tax liabilities                             $77,720                   $67,062
                                                          ========================================

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



13.      INCOME TAXES (CONTINUED)

At December 31, 1999, the Company had net operating loss carryforwards of approximately $300 million for U.S. federal income tax purposes that expire in varying amounts commencing in 2009. The Company also has United Kingdom net operating loss carryforwards of approximately $947 million which have no expiration date. Pursuant to United Kingdom law, these losses are only available to offset income of the separate entity that generated the loss.

The Company is currently undergoing a U.S. federal income tax audit. The Internal Revenue Service has issued notices of proposed adjustment. The Company does not expect that the audit adjustments will have a material adverse effect on its financial position, results of operations or cash flows.

The reconciliation of income taxes computed at U.S. federal statutory rates to income tax expense is as follows:

                                                                                          YEAR ENDED DECEMBER 31,
                                                                              1999                 1998                1997
                                                                      -----------------------------------------------------------
                                                                                          (in thousands)
        (Benefit) at federal statutory rate (35%)                           $(269,872)         $(188,309)             $(120,452)
        Add:
           State and local income tax, net of federal benefit                     650                  -                    820
           Foreign losses with no benefit                                     106,078             83,500                 59,804
           Amortization of goodwill and license acquisition costs               4,145              4,366                  3,925
           U.S. losses with no benefit                                        123,652             97,116                 40,312
                                                                      -----------------------------------------------------------
                                                                            $ (35,347)           $(3,327)              $(15,591)
                                                                      ===========================================================

14.      FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

         Cash and cash equivalents: The carrying amounts reported in the consolidated balance sheets approximate fair value.

         Long-term debt: The carrying amount of the Variable Rate Notes approximates their fair value. The fair values of the Company's other debt are based on the quoted market prices.

         Redeemable Preferred Stock: The fair value is based on the quoted market price.

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


14.      FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

The carrying amounts and fair values of the Company's financial instruments are as follows:

                                                    DECEMBER 31, 1999                               DECEMBER 31, 1998
                                            -----------------------------------      ------------------------------------------
                                                CARRYING                                        CARRYING
                                                 AMOUNT         FAIR VALUE                       AMOUNT           FAIR VALUE
                                            -----------------------------------------------------------------------------------
                                                                            (in thousands)
       Cash and cash equivalents               $2,597,144        $2,597,144                    $  736,265         $  736,265
       Long-term debt:
           5-3/4% Convertible Notes             1,200,000         1,290,000                             -                  -
          12-3/4% Notes                           268,108           278,499                       236,935            252,801
          11-1/2% Notes                           930,404           950,250                       831,976            882,000
          10% Notes                               400,000           414,000                       400,000            408,000
          9-1/2% Sterling Senior Notes            201,408           196,926                       206,800            192,917
          10-3/4% Sterling Notes                  343,691           327,200                       317,511            293,732
          9-3/4% Notes                            952,825           913,250                       865,880            835,250
          9-3/4% Sterling Notes                   354,394           313,263                             -                  -
          11-1/2% Notes                           625,000           682,813                       625,000            681,250
          12-3/8% Notes                           286,967           319,500                       254,718            274,500
          7% Convertible Notes                          -                 -                       275,000            411,125
          7% Convertible Notes                    599,300         1,582,152                       600,000            656,340
          Variable Rate Notes                      76,794            76,794                             -                  -
          9-1/4% Euro Notes                       252,300           254,823                             -                  -
          9-7/8% Euro Notes                       353,220           356,752                             -                  -
          11-1/2% Euro Deferred Notes             123,080           125,040                             -                  -
          11.2% Debentures                        467,317           486,282                       421,835            437,119
          13-1/4% Notes                           285,101           305,414                             -                  -
          11-3/4% Notes                           476,215           499,140                             -                  -
          10-3/4% Notes                           336,891           340,605                             -                  -
          10% Sterling Notes                      218,133           218,133                             -                  -
          9-1/8% Notes                            110,000           108,900                             -                  -
        Redeemable Preferred Stock                141,805           154,412                       124,127            124,127

15.      RELATED PARTY TRANSACTIONS

The Company provided management, financial, legal and technical services to Cellular Communications International, Inc. ("CCII") and Cellular Communications of Puerto Rico, Inc. ("CCPR"). Certain officers and directors of the Company were officers and directors of CCII and CCPR.

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



15.      RELATED PARTY TRANSACTIONS (CONTINUED)

In 1997, the Company charged CCPR and CCII $1,492,000 and $871,000, respectively, for direct costs where identifiable and a fixed percentage of its corporate overhead. In 1998, the Company charged CCPR, CCII and CoreComm Limited (which was formed in 1998 and has certain common officers and directors with the Company) $1,148,000, $982,000 and $313,000, respectively, for direct costs where identifiable and a fixed percentage of its corporate overhead. In the fourth quarter of 1999, CoreComm Limited began charging the Company a percentage of CoreComm Limited's office rent and supplies expense. In 1999, the Company charged CCPR, CCII and CoreComm Limited $741,000, $439,000 and $2,268,000, respectively, for direct costs where identifiable and a fixed percentage of its corporate overhead, net of CoreComm Limited's charges to the Company. Charges to CCPR and to CCII ceased in 1999 due to each of them being acquired and a resulting termination of services. These charges reduced corporate expenses. It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. In the opinion of management of the Company, the allocation methods are reasonable.

At December 31, 1999 and 1998, the Company had receivables of $508,000 and $1,038,000 from CoreComm Limited and none and $588,000 from CCPR, respectively.

16.      NET LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                                                            YEAR ENDED DECEMBER 31,
                                                             1999                      1998               1997
                                                          --------------------------------------------------------
                                                                 (in thousands, except per share data)
       Numerator:
       Loss before extraordinary item                      $(732,683)               $(503,927)         $(328,557)
       Preferred stock dividend                              (73,709)                 (18,761)           (11,978)
                                                          --------------------------------------------------------
                                                            (806,392)                (522,688)          (340,535)
       Extraordinary item                                     (3,034)                 (30,689)            (4,500)
                                                          --------------------------------------------------------
       Net loss available to common shareholders           $(809,426)               $(553,377)         $(345,035)
                                                          --------------------------------------------------------

       Denominator for basic net loss per common share       119,418                   64,378             50,183
       Effect of dilutive securities                               -                        -                  -
                                                          --------------------------------------------------------
       Denominator for diluted net loss per common share     119,418                   64,378             50,183
                                                          --------------------------------------------------------

       Basic and diluted net loss per common share:
            Loss before extraordinary item                   $(6.75)                   $(8.12)            $(6.79)
            Extraordinary item                                 (.03)                     (.48)              (.09)
                                                          --------------------------------------------------------
            Net loss                                         $(6.78)                   $(8.60)            $(6.88)
                                                          ========================================================

Stock options, warrants and convertible securities are excluded from the calculation of net loss per common share as their effect would be antidilutive.

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


17.      SHAREHOLDERS' EQUITY

STOCK SPLITS

In September 1999, the Company declared a 5-for-4 stock split by way of a stock dividend with respect to its common stock. The record date for this dividend was October 4, 1999 and the payment date was October 7, 1999. In January 2000, the Company declared a 5-for-4 stock split by way of a stock dividend with respect to its common stock. The record date for this dividend was January 31, 2000 and the payment date was February 3, 2000. Common stock amounts in the notes to consolidated financial statements and all per share data have been adjusted to reflect the stock splits.

SALES OF COMMON STOCK, PREFERRED STOCK AND WARRANTS

In January 1999, the Company received $500 million in cash from Microsoft Corp. ("Microsoft") in exchange for 500,000 shares of the Company's 5.25% Convertible Preferred Stock (the "5.25% Preferred Stock") and warrants to purchase 1,875,000 shares of the Company's common stock at an exercise price of $53.76 per share. Dividends were payable quarterly at the Company's option in cash, common stock or additional shares of preferred stock. The Company issued approximately 25,000 shares of 5.25% Preferred Stock for dividend payments of $24,572,000 through December 31, 1999. In February 2000, all of the 5.25% Preferred Stock was converted into approximately 8,229,000 shares of the Company's common stock.

In August 1999, the Company received $1.0 billion in cash from France Telecom in exchange for 750,000 shares of 5% Cumulative Participating Convertible Preferred Stock (the "5% Preferred Stock") and approximately 4.2 million shares of common stock.

SERIES PREFERRED STOCK

In September 1998, the Company issued 125,000 shares of 9.9% Non-voting Mandatorily Redeemable Preferred Stock, Series A (the "Series A Preferred Stock") in connection with the ComTel acquisition. Each share of Series A Preferred Stock had a stated value of $1,000. Cumulative dividends accrued at 9.9% of the stated value per share. Dividends were payable when and if declared by the Board of Directors. On December 22, 1999, all outstanding shares of the Series A Preferred Stock were redeemed for cash of $140.8 million, which included $15.5 million for accrued dividends.

In December 1998, the Company issued 52,000 shares of 9.9% Non-voting Mandatorily Redeemable Preferred Stock, Series B (the "Series B Preferred Stock") in connection with the EGT acquisition. Each share of Series B Preferred Stock has a stated value of $1,000. Cumulative dividends accrue at 9.9% of the stated value per share. Dividends are payable when and if declared by the Board of Directors and may be paid, in the sole discretion of the Board, in cash, in shares of common stock, or through a combination of the foregoing. At December 31, 1999, accrued dividends were $5,283,000. The Series B Preferred Stock may be redeemed, at the Company's option, any time at a price equal to $1,000 per share, together with accrued and unpaid dividends to the redemption date. On July 1, 2000 all outstanding shares of Series B Preferred Stock shall be redeemed for $1,000 per share together with accrued and unpaid dividends, at the Company's option, in cash, in shares of common stock, or through a combination of the foregoing.

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


17.      SHAREHOLDERS' EQUITY (CONTINUED)

In August 1999, the Company issued 750,000 shares of 5% Preferred Stock to France Telecom. The 5% Preferred Stock has a stated value of $1,000 per share, is convertible into common stock at a conversion price of $80 per share and is redeemable in August 2009 for cash, shares of common stock or a combination of both. The 5% Preferred Stock may be redeemed by the Company on the earlier of August 2006 or the date on which both the Company's common stock has traded above $96 per share for 25 consecutive trading days and August 2003. Dividends are payable quarterly at the Company's option in cash, common stock or additional shares of 5% Preferred Stock. The Company issued 5,000 shares of 5% Preferred Stock for dividend payments of $5,000,000 through December 31, 1999.

At December 31, 1999, the Company's preferred stock would have been redeemable or convertible into an aggregate of 18,224,000 shares of the Company's common stock.

In October 1996, 780 shares of Non-voting Convertible Preferred Stock, Series A were issued in connection with an acquisition. In May 1998, the 780 outstanding shares were converted into 3,047,000 shares of common stock.

The changes in the number of shares of Series Preferred Stock, excluding the Redeemable Preferred Stock, were as follows:

                                            Convertible           9.9%             9.9%
                                              Series A          Series A         Series B         5.25%             5%
                                           ------------------------------------------------------------------------------------
    Balance, December 31, 1996 and 1997               780                 -                 -               -             -
    Conversion                                       (780)                -                 -               -             -
    Issued for acquisitions                             -           125,000            52,000               -             -
                                           ------------------------------------------------------------------------------------
    Balance, December 31, 1998                          -           125,000            52,000               -             -
    Issued for cash                                     -                 -                 -         500,000       750,000
    Issued for dividends                                -                 -                 -          25,000         5,000
    Redemption                                          -          (125,000)                -               -             -
                                           ------------------------------------------------------------------------------------
    Balance, December 31, 1999                          -                 -            52,000         525,000       755,000
                                           ====================================================================================

WARRANTS

The Company has the following warrants outstanding as of December 31, 1999: (a) warrants to purchase an aggregate of 1,097,000 shares of common stock at $3.56 per share issued in 1993 that expire in 2000 (1,405,000 were originally issued),
(b) warrants to purchase an aggregate of 246,000 shares of common stock at $15.22 per share issued in 1996 that expire in 2006 (256,000 were originally issued), (c) warrants to purchase an aggregate of 1,178,000 shares of common stock at $27.77 per share issued in 1998 that expire in 2008 (1,197,000 were originally issued) and (d) warrants to purchase an aggregate of 1,875,000 shares of common stock at $53.76 per share issued in 1999 that expire in 2004 (1,875,000 were originally issued).

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


17.      SHAREHOLDERS' EQUITY (CONTINUED)

SHAREHOLDER RIGHTS PLAN

The Rights Agreement provides that .48 of a Right will be issued with each share of common stock issued on or after October 13, 1993. The Rights are exercisable upon the occurrence of certain potential takeover events and will expire in October 2003 unless previously redeemed by the Company. When exercisable, each Right entitles the owner to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock ("Rights Preferred Stock") at a purchase price of $100.

The Rights Preferred Stock will be entitled to a minimum preferential quarterly dividend payment of $.01 per share and will be entitled to an aggregate dividend of 208.33 times the dividend, if any, declared per share of common stock. In the event of liquidation, the holders of Rights Preferred Stock will be entitled to a minimum preferential liquidation payment of $1 per share and will be entitled to an aggregate payment of 208.33 times the payment made per share of common stock. Each share of Rights Preferred Stock will have 208.33 votes and will vote together with the common stock. In the event of any merger, consolidation or other transaction in which shares of common stock are changed or exchanged, each share of Rights Preferred Stock will be entitled to receive 208.33 times the amount received per share of common stock. The Rights are protected by customary antidilution provisions.

STOCK OPTIONS

There are 3,381,000 shares and 10,396,000 shares of common stock reserved for issuance under the 1991 Stock Option Plan and the 1993 Stock Option Plan, respectively. These plans provide that incentive stock options ("ISOs") be granted at the fair market value of the Company's common stock on the date of grant, and nonqualified stock options ("NQSOs") be granted at not less than 85% of the fair market value of the Company's common stock on the date of grant. Options are exercisable as to 20% of the shares subject thereto on the date of grant and become exercisable as to an additional 20% of the shares subject thereto on each January 1 thereafter, while the optionee remains an employee of the Company. Options will expire ten years after the date of the grant.

There are 156,000 shares and 500,000 shares of common stock reserved for issuance under 1991 and 1993 Non-Employee Director Stock Option Plans, respectively. Under the terms of these plans, options will be granted to members of the Board of Directors who are not employees of the Company or any of its affiliates. These plans provide that all options be granted at the fair market value of the Company's common stock on the date of grant, and options will expire ten years after the date of the grant. Options are exercisable as to 20% of the shares subject thereto on the date of grant and become exercisable as to an additional 20% of the shares subject thereto on each subsequent anniversary of the grant date while the optionee remains a director of the Company. Options will expire ten years after the date of the grant.

There are 23,438,000 shares of common stock reserved for issuance under the 1998 Non-Qualified Stock Option Plan. The exercise price of a NQSO shall be determined by the Compensation and Option Committee. Options are exercisable as to 20% of the shares subject thereto on the date of grant and become exercisable as to an additional 20% of the shares subject thereto on each January 1 thereafter, while the optionee remains an employee of the Company. Options will expire ten years after the date of the grant.

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



17.      SHAREHOLDERS' EQUITY (CONTINUED)

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997: risk-free interest rates of 6.81%, 5.02% and 5.89%, respectively, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of .336, .331 and .276, respectively, and a weighted-average expected life of the option of 10 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Following is the Company's pro forma information:

                                                                              YEAR ENDED DECEMBER 31,
                                                               1999                    1998                    1997
                                                        ---------------------------------------------------------------------
                                                                                  (in thousands)
Pro forma net (loss)                                           $(822,730)              $(580,747)              $(343,850)
Basic and diluted pro forma net (loss) per share               $   (7.51)              $   (9.31)              $   (7.09)

A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                                     1999                                        1998
                                   ---------------------------------------------------------------------------------------
                                                          WEIGHTED-AVERAGE                            WEIGHTED-AVERAGE
                                    NUMBER OF OPTIONS      EXERCISE PRICE      NUMBER OF OPTIONS       EXERCISE PRICE
                                   ---------------------------------------------------------------------------------------
Outstanding-beginning of year            25,700,000              $17.29               12,746,000            $10.23
Granted                                   6,368,000               50.35               13,850,000             24.06
Exercised                                (2,590,000)              15.95                 (466,000)            13.59
Forfeited                                  (240,000)              24.22                 (430,000)            29.74
                                   ---------------------                      ---------------------
Outstanding-end of year                  29,238,000              $24.60               25,700,000            $17.29
                                   =====================                      =====================
Exercisable at end of year               12,218,000              $14.97               11,009,000            $10.59
                                   =====================                      =====================

                                                        1997
                                     --------------------------------------------
                                                             WEIGHTED-AVERAGE
                                      NUMBER OF OPTIONS       EXERCISE PRICE
                                     --------------------------------------------
Outstanding-beginning of year                10,529,000           $  9.02
Granted                                       2,455,000             15.34
Exercised                                      (186,000)             8.22
Forfeited                                       (52,000)            15.22
                                     ---------------------
Outstanding-end of year                      12,746,000            $10.23
                                     =====================
Exercisable at end of year                    8,848,000           $  7.93
                                     =====================

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


17.      SHAREHOLDERS' EQUITY (CONTINUED)

Weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 1999, 1998 and 1997 is $30.97, $13.13 and $8.15, respectively.

The following table summarizes the status of the stock options outstanding and exercisable at December 31, 1999:

                                          STOCK OPTIONS OUTSTANDING                          STOCK OPTIONS EXERCISABLE
                            --------------------------------------------------------    ------------------------------------
      RANGE OF              NUMBER OF          WEIGHTED-REMAINING   WEIGHTED-AVERAGE                        WEIGHTED-AVERAGE
   EXERCISE PRICES           OPTIONS           CONTRACTUAL LIFE      EXERCISE PRICE     NUMBER OF OPTIONS    EXERCISE PRICE
----------------------------------------------------------------------------------------------------------------------------
     $0.12 to $6.82          5,447,000            3.1 Years              $ 4.921                 5,447,000           $ 4.921
    $6.83 to $13.64            393,000            5.2 Years              $11.589                   318,000           $11.530
    $13.65 to $20.46         4,670,000            6.6 Years              $15.692                 3,548,000           $15.683
    $20.47 to $27.28        11,630,000            8.1 Years              $23.311                 1,621,000           $23.090
    $27.29 to $34.10           834,000            8.6 Years              $28.609                   276,000           $28.486
    $34.11 to $40.92           216,000            9.0 Years              $35.402                    57,000           $35.530
    $40.93 to $47.74            53,000            9.3 Years              $47.440                    11,000           $47.440
    $47.75 to $54.56         5,472,000            9.2 Years              $50.368                   834,000           $50.405
    $54.57 to $61.38            36,000            9.4 Years              $59.960                     9,000           $59.960
    $61.39 to $68.20           487,000            9.8 Years              $65.385                    97,000           $65.385
----------------------------------------------------------------------------------------------------------------------------
               Total        29,238,000                                                          12,218,000
============================================================================================================================

As of December 31, 1999, the Company has 78,238,000 shares of its common stock reserved for issuance upon the exercise of warrants, stock options and the conversion of debt and preferred stock.

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



18.      EMPLOYEE BENEFIT PLANS

Certain subsidiaries of the Company operate defined benefit pension plans in the United Kingdom. The assets of the Plans are held separately from those of the Company and are invested in specialized portfolios under the management of an investment group. The pension cost is calculated using the attained age method. The Company's policy is to fund amounts to the defined benefit plans necessary to comply with the funding requirements as prescribed by the laws and regulations in the United Kingdom.

                                                                          YEAR ENDED DECEMBER 31,
                                                                   1999                            1998
                                                         -----------------------------------------------------
                                                                             (in thousands)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                           $213,449                       $202,645
Acquisition                                                         10,686                              -
Service cost                                                        12,018                         13,365
Interest cost                                                       11,993                         14,684
Actuarial gains                                                    (40,896)                       (14,640)
Benefits paid                                                       (5,247)                        (4,968)
Foreign currency exchange rate changes                              (4,893)                         2,363
                                                         -----------------------------------------------------
Benefit obligation at end of year                                 $197,110                       $213,449
                                                         =====================================================

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year                    $225,273                       $193,607
Acquisition                                                         10,095                              -
Actual return on plan assets                                        43,064                         24,144
Company contributions                                                7,558                          7,242
Plan participants' contributions                                     2,946                          2,991
Benefits paid                                                       (5,247)                        (4,968)
Foreign currency exchange rate changes                              (5,329)                         2,257
                                                         -----------------------------------------------------
Fair value of plan assets at end of year                          $278,360                       $225,273
                                                         =====================================================

Funded status of the plan                                        $  81,250                       $ 11,824
Unrecognized net actuarial gains                                   (89,278)                       (23,060)
Unrecognized transition obligation                                   8,177                          9,306
                                                         -----------------------------------------------------
Prepaid/(accrued)benefit cost                                    $     149                       $ (1,930)
                                                         =====================================================
Actuarial assumptions:
    Weighted average discount rate                                    6.25%                          5.75%
    Weighted average rate of compensation increase                    4.50%                          5.50%
    Expected long-term rate of return on plan assets                  8.00%                          8.00%

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


18.      EMPLOYEE BENEFIT PLANS (CONTINUED)

 The components of net pension costs are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                   1999                           1998                            1997
                                 -------------------------------------------------------------------------
                                                        (in thousands)
Service cost                      $ 12,018                      $ 13,365                        $ 10,693
Interest cost                       11,993                        14,684                          12,765
Actual return on plan assets       (43,064)                      (24,144)                        (30,852)
Net amortization and deferral       26,774                         8,282                          17,327
                                 -------------------------------------------------------------------------
                                 $   7,721                      $ 12,187                        $  9,933
                                 =========================================================================

 19.     LEASES

Leases for buildings, office space and equipment extend through 2031. Total rental expense for the years ended December 31, 1999, 1998 and 1997 under operating leases was $36,678,000, $29,356,000 and $20,674,000, respectively.

Future minimum lease payments under noncancellable operating leases as of December 31, 1999 are as follows:

Year ended December 31:
   2000                                       $  40,185
   2001                                          36,228
   2002                                          32,222
   2003                                          30,321
   2004                                          28,716
   Thereafter                                   148,153
                                         --------------
                                               $315,825
                                         ==============

20.      COMMITMENTS AND CONTINGENT LIABILITIES

At December 31, 1999, the Company was committed to pay approximately $314,000,000 for equipment and services, which includes certain operations and maintenance contracts through 2005.

The Company had certain exclusive local delivery operator licenses for Northern Ireland and other franchise areas in the United Kingdom. Pursuant to these licenses, various subsidiaries of the Company were required to make monthly cash payments to the Independent Television Commission ("ITC") during the 15-year license terms. Upon a request by the Company in 1999, the ITC converted all of the Company's fee bearing exclusive licenses to non-exclusive licenses by the end of 1999. In 1999, 1998 and 1997, the Company paid $30,130,000, $25,036,000 and $23,587,000, respectively, in connection with these licenses. Since the Company's liability for the license payments ceased upon the conversion, in 1999 the Company reversed an accrual for franchise fees of $13,592,000.

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


20.      COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

The Company intends to make an offer to convert its 7% Convertible Notes with a principal amount of $599.3 million into common stock.

A wholly-owned subsidiary of the Company, Premium TV Limited, entered into media partnerships with two United Kingdom football clubs whereby Premium TV will receive certain marketing and sponsorship rights. Premium TV will provide loan facilities to the clubs for an aggregate of pound sterling 51 million ($82 million), repayable after five years through the issue of ordinary shares in the football clubs.

In January 2000, the Company announced that it would be bidding together with France Telecom for one of the UMTS "third generation" mobile telephone licenses that are being auctioned in the United Kingdom. In addition to the cost of the license, the UMTS operators will incur costs to build a network, establish operations and acquire customers. The auction is expected to begin in March 2000.

The Company is involved in certain disputes and litigation arising in the ordinary course of its business. None of these matters are expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

21.      INDUSTRY SEGMENTS

The Company has four reportable segments: Residential Telecoms and Television, National Telecoms, Broadcast and Corporate and Other. The Residential Telecoms and Television segment delivers residential telephony, cable television, Internet access and interactive services in regional franchise areas in the United Kingdom, Ireland and France. The National Telecoms segment includes the Company's business telecoms, national and international carrier telecoms, Internet services and satellite communications services business units in the United Kingdom. The Broadcast segment provides television and radio broadcasters with digital and analog broadcast transmission and related services from owned and shared tower sites throughout the United Kingdom and Australia. Corporate and other includes the Company's shared services departments in the United Kingdom and OCOM, a subsidiary that operated long distance and microwave transmission businesses in the United States until June 1998.

The accounting policies of the segments are the same as those described in the Significant Accounting Policies note. The Company's management evaluates segment performance based on various financial and non-financial measurements. The results of operations data utilized in financial measurements are revenues and EBITDA, which is earnings before interest, taxes, depreciation and amortization, corporate expenses, franchise fees, nonrecurring charges, other gains, foreign currency transactions gains and extraordinary items. The Company's primary measure of profit or loss is EBITDA. Certain selling, general and administrative expenses are allocated to segments based on revenues. Segment assets include only those assets that are specific to the segment. Management does not allocate costs of shared services departments and jointly used assets for purposes of measuring segment performance. The reportable segments are strategic business units that offer different services. They are managed separately because each business requires different technology and marketing strategies.

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


21.       INDUSTRY SEGMENTS (CONTINUED)

                                                        RESIDENTIAL TELECOMS                       CORPORATE
                                                                AND                NATIONAL           AND
                                        BROADCAST            TELEVISION            TELECOMS          OTHER           TOTAL
                                       ------------------------------------------------------------------------------------
                                                                            (in thousands)
YEAR ENDED DECEMBER 31, 1999
Revenues                                    $201,900             $834,339          $  547,895   $         -      $1,584,134
Depreciation and amortization                 68,584              528,344              59,852       134,542         791,322
EBITDA (1)                                   111,839              233,530             144,845      (279,296)        210,918
Expenditures for long-lived assets            42,210              591,364             388,965       131,766       1,154,305
Total assets                                 748,658            6,106,536           1,180,779     4,175,593      12,211,566
YEAR ENDED DECEMBER 31, 1998
Revenues                                    $140,156             $355,589          $  248,895        $2,375        $747,015
Depreciation and amortization                 29,974              143,479              29,476        63,183         266,112
EBITDA (1)                                    91,687               67,587              35,848      (119,735)         75,387
Expenditures for long-lived assets            88,476              413,917             297,745        67,141         867,279
Total assets                                 289,068            3,100,492             761,097     2,043,440       6,194,097
YEAR ENDED DECEMBER 31, 1997
Revenues                                    $130,799             $166,951          $  185,194        $8,831        $491,775
Depreciation and amortization                 13,584               78,730               9,666        48,529         150,509
EBITDA (1)                                    73,636               18,693              13,522       (84,853)         20,998
Expenditures for long-lived assets            36,142              304,656             105,076        20,519         466,393
Total assets                                 230,920            1,323,808             220,318       646,593       2,421,639

(1) Represents earnings before interest, taxes, depreciation and amortization, corporate expenses, franchise fees, nonrecurring charges, other gains, foreign currency transaction gains and extraordinary items.

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


21.       INDUSTRY SEGMENTS (CONTINUED)

The reconciliation of segment combined EBITDA to loss before income taxes and extraordinary item is as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                         1999             1998              1997
                                                     -----------------------------------------------
                                                                     (in thousands)
Segment Combined EBITDA                               $ 210,918        $  75,387        $  20,998
(Add) Deduct:
Franchise fees                                           16,538           25,036           23,587
Corporate expenses                                       29,402           17,048           18,324
Nonrecurring charges                                     16,179           (4,194)          20,642
Depreciation and amortization                           791,322          266,112          150,509
Interest and other income                               (49,380)         (46,024)         (28,415)
Interest expense                                        680,728          328,815          202,570
Other gains                                            (493,121)               -          (21,497)
Foreign currency transaction gains                      (12,720)          (4,152)            (574)
                                                     -----------------------------------------------
                                                        978,948          582,641          365,146
                                                     -----------------------------------------------
Loss before income taxes and extraordinary item       $(768,030)       $(507,254)       $(344,148)
                                                     ===============================================

22.         GEOGRAPHIC INFORMATION

                           United States        United Kingdom           Other                 Total
                        -----------------------------------------------------------------------------------------
                                                              (in thousands)
1999
Revenues                        $      -             $1,508,262            $  75,872             $1,584,134
Long-lived assets                 669,334             7,559,849              663,795              8,892,978
1998
Revenues                        $   2,375            $  744,640            $       -             $  747,015
Long-lived assets                 137,223             4,852,374                    -              4,989,597
1997
Revenues                        $   8,831             $ 482,944            $       -             $  491,775
Long-lived assets                  55,173             2,129,312                    -              2,184,485

                                NTL Incorporated

            Schedule I--Condensed Financial Information of Registrant
                             Condensed Balance Sheet
                                December 31, 1999
                                 (in thousands)

ASSETS
Current assets:
   Cash and cash equivalents                                            $1,501,342
   Marketable securities                                                   339,489
   Other                                                                       403
                                                                 --------------------
Total current assets                                                     1,841,234

Fixed assets                                                                 7,250
Investments in and loans to subsidiaries                                 1,631,447
Deferred financing costs, net of accumulated
 amortization of $222                                                       26,408
                                                                 --------------------
Total assets                                                            $3,506,339
                                                                 ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                                                   $     27,642
Long-term debt                                                           1,200,000
Senior redeemable exchangeable preferred stock                             141,805

Shareholders' equity:
   Series preferred stock                                                       13
   Common stock                                                              1,324
   Additional paid-in capital                                            4,125,047
   Accumulated other comprehensive (loss)                                   (2,107)
   (Deficit)                                                            (1,987,385)
                                                                 --------------------
                                                                         2,136,892
                                                                 --------------------
Total liabilities and shareholders' equity                              $3,506,339
                                                                 ====================

See accompanying notes.

                                NTL Incorporated

                        Condensed Statement of Operations
             For the Period from April 1, 1999 to December 31, 1999
                                 (in thousands)

COSTS AND EXPENSES
Corporate expenses                                                                    $     4,142
Depreciation and amortization                                                                 222
                                                                                 ------------------
Operating (loss)                                                                           (4,364)

OTHER INCOME (EXPENSE)
Interest and other income                                                                  19,390
Interest expense                                                                           (2,030)
Foreign currency transaction losses                                                        (9,973)
                                                                                 ------------------
Income before income taxes and equity in net (loss) of subsidiaries                         3,023
Income tax provision                                                                       (1,000)
                                                                                 ------------------
Income before equity in net (loss) of subsidiaries                                          2,023
Equity in net (loss) of subsidiaries                                                     (737,740)
                                                                                 ------------------
Net (loss)                                                                               (735,717)
Preferred stock dividend                                                                  (73,709)
                                                                                 ------------------
Net (loss) available to common shareholders                                             $(809,426)
                                                                                 ==================

See accompanying notes.

                                NTL Incorporated

                        Condensed Statement of Cash Flows
             For the Period from April 1, 1999 to December 31, 1999
                                 (in thousands)

Net cash (used in) operating activities                               $  (5,554)

INVESTING ACTIVITIES
Purchase of fixed assets                                                 (7,250)
Purchase of marketable securities                                      (392,873)
Proceeds from sales of marketable securities                             58,017
Distribution from subsidiary                                            500,000
Increase in investments in and loans to subsidiaries                   (729,088)
                                                                   ---------------
Net cash (used in) investing activities                                (571,194)

FINANCING ACTIVITIES
Proceeds from borrowings, net of financing costs                      1,173,380
Proceeds from exercise of stock options and warrants                     29,990
Proceeds from issuance of preferred stock                               750,000
Redemption of preferred stock                                          (125,280)
Proceeds from issuance of common stock                                  250,000
                                                                   ---------------
Net cash provided by financing activities                             2,078,090
                                                                   ---------------
Increase in cash and cash equivalents                                 1,501,342
Cash and cash equivalents at beginning of period                              -
                                                                   ---------------
Cash and cash equivalents at end of period                           $1,501,342
                                                                   ===============

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Accretion of dividends and discount on preferred stock              $    35,727

See accompanying notes.

                                NTL Incorporated

            Schedule I-Condensed Financial Information of Registrant
                   Notes to Condensed Financial Statements

1.       CORPORATE RESTRUCTURING

Effective April 1, 1999, NTL Incorporated completed a corporate restructuring to create a holding company structure. The holding company restructuring was accomplished through a merger so that all the stockholders of NTL Incorporated at the effective time of the merger became stockholders of the new holding company, and NTL Incorporated became a subsidiary of the new holding company. The new holding company has taken the name NTL Incorporated (the "Company") and the holding company's subsidiary simultaneously changed its name to NTL Communications Corp.

2.       BASIS OF PRESENTATION

In the Company's condensed financial statements, the Company's investment in subsidiaries is stated at cost plus equity in the undistributed earnings of the subsidiaries. The Company's share of net loss of its subsidiaries is included in net loss using the equity method of accounting. The condensed financial statements should be read in conjunction with the Company's consolidated financial statements.

3.        LONG-TERM DEBT

In December 1999, the Company issued $1.2 billion aggregate principal amount of 5-3/4% Convertible Subordinated Notes due 2009 (the "Convertible Notes"). Interest is payable semi-annually beginning on June 15, 2000. The Convertible Notes will be convertible after March 21, 2000 into shares of common stock at a conversion price of $108.18 per share. The Convertible Notes may be redeemed, at the Company's option, in whole or in part, at anytime on or prior to December 18, 2002.

4.        REDEEMABLE PREFERRED STOCK

Dividends on the 13% Senior Redeemable Exchangeable Preferred Stock (the "Redeemable Preferred Stock") accrue at 13% per annum ($130 per share) and are payable quarterly in arrears. Dividends accruing on or prior to February 15, 2004 may, at the option of the Company, be paid in cash, by the issuance of additional Redeemable Preferred Stock or in any combination of the foregoing. The Redeemable Preferred Stock may be redeemed, at the Company's option, in whole or in part, at any time after February 15, 2002, at a redemption price of 106.5% of the liquidation preference of $1,000 per share that declines annually to 100% in 2005, in each case together with accrued and unpaid dividends to the redemption date. The Redeemable Preferred Stock is subject to mandatory redemption on February 15, 2009. On any scheduled dividend payment date, the Company may, at its option, exchange all of the shares of Redeemable Preferred Stock then outstanding for the Company's 13% Subordinated Exchange Debentures due 2009.

                                NTL Incorporated

            Schedule I-Condensed Financial Information of Registrant
               Notes to Condensed Financial Statements (continued)



5.       LEASES

The Company rents office space in London pursuant to a lease which ends in 2000. Total rental expense for the period from April 1, 1999 to December 31, 1999 under operating leases was $397,000.

Future minimum lease payments under noncancellable operating leases as of December 31, 1999 are $97,000 for the year ended December 31, 2000.

6.        OTHER

NTL Communications Corp. made a cash payment to the registrant of $500 million during the period from April 1, 1999 to December 31, 1999.

                        NTL Incorporated and Subsidiaries

                 Schedule II--Valuation and Qualifying Accounts


                      COL. A                 COL. B                        COL. C                   COL. D            COL. E
------------------------------------------------------------------------------------------------------------------------------------
                                                                         ADDITIONS
                                                                                       (2)
                                                                 (1)                CHARGED TO
                                                              CHARGED TO              OTHER                             BALANCE
                                           BALANCE AT         COSTS AND             ACCOUNTS--    DEDUCTIONS             AT END
                   DESCRIPTION        BEGINNING OF PERIOD      EXPENSES              DESCRIBE      DESCRIBE            OF PERIOD
Year ended December 31, 1999
   Allowance for doubtful accounts            $38,475,000       $46,245,000        $     -            $874,000 (a)      $85,594,000
                                     ===============================================================================================
Year ended December 31, 1998
    Allowance for doubtful accounts            $8,056,000       $27,282,000        $     -          $3,137,000 (b)      $38,475,000
                                     ===============================================================================================
Year ended December 31, 1997
   Allowance for doubtful accounts             $3,870,000       $ 6,891,000        $     -         $(2,705,000)(c)      $8,056,000
                                     ===============================================================================================

(a) Uncollectible accounts written-off, net of recoveries of $15,585,000 and $1,220,000 foreign exchange currency translation adjustments, offset by $17,679,000 allowance for doubtful accounts as of acquisition dates of purchased subsidiaries.

(b) Uncollectible accounts written-off, net of recoveries of $9,158,000, offset by $12,214,000 allowance for doubtful accounts as of acquisition dates of purchased subsidiaries and $81,000 foreign currency translation adjustments.

(c) Uncollectible accounts written-off, net of recoveries of $2,604,000 and $101,000 foreign currency translation adjustments.