Form 10-Q
period 2000-03-31
NTL INC/NY/
filed 2000-05-15
CIK 1083198

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

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

                            Yes   X      No
                                -----       -----

The number of shares outstanding of the issuer's common stock as of March 31, 2000 was 142,105,982.

                        NTL Incorporated and Subsidiaries

                                      Index

PART I.  FINANCIAL INFORMATION                                              Page
------------------------------                                              ----
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets-
         March 31, 2000 and December 31, 1999                                  2

         Condensed Consolidated Statements of Operations-
         Three months ended March 31, 2000 and 1999                            4

         Condensed Consolidated Statement of Shareholders' Equity-
         Three months ended March 31, 2000                                     5

         Condensed Consolidated Statements of Cash Flows-
         Three months ended March 31, 2000 and 1999                            7

         Notes to Condensed Consolidated Financial Statements                  8

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition                                   15

Item 3.  Quantitative and Qualitative Disclosure about Market Risk            22

PART II. OTHER INFORMATION
--------------------------

Item 4.  Submission of Matters to a Vote of Security Holders                  23

Item 6.  Exhibits and Reports on Form 8-K                                     23

SIGNATURES                                                                    25

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        NTL Incorporated and Subsidiaries
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                                    MARCH 31,       DECEMBER 31,
                                                                     2000              1999
                                                                 -------------------------------
                                                                  (unaudited)        (see note)
ASSETS
Current assets:
   Cash and cash equivalents                                      $ 2,160,706       $ 2,597,144
   Marketable securities                                              229,859           344,502
   Accounts receivable - trade, less allowance for doubtful
     accounts of $88,016 (2000) and $85,594 (1999)                    352,997           294,205
   Other                                                              242,573            82,737
                                                                 -------------------------------
Total current assets                                                2,986,135         3,318,588

Fixed assets, net                                                   6,680,146         5,597,648
Intangible assets, net                                              5,502,252         2,927,836
Other assets, net of accumulated amortization
    of $56,254 (2000) and $49,392 (1999)                              422,678           367,494
                                                                 -------------------------------
Total assets                                                      $15,591,211       $12,211,566
                                                                 ===============================

                        NTL Incorporated and Subsidiaries
                Condensed Consolidated Balance Sheets - continued
                             (dollars in thousands)

                                                                     MARCH 31,        DECEMBER 31,
                                                                       2000               1999
                                                                 ----------------------------------
                                                                   (unaudited)        (see note)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                               $    268,434        $    224,692
   Accrued expenses and other                                          483,732             438,198
   Accrued construction costs                                           71,500              79,748
   Interest payable                                                     62,103              71,055
   Deferred revenue                                                    320,191             160,831
   Current portion of long-term debt                                     6,127              82,601
                                                                 ----------------------------------
Total current liabilities                                            1,212,087           1,057,125

Long-term debt                                                      10,513,065           8,798,024
Commitments and contingent liabilities
Deferred income taxes                                                  195,525              77,720
Minority interests                                                      14,608                   -
Redeemable preferred stock - $.01 par value, plus accreted
   dividends; liquidation preference $2,000,356; less
   unamortized discount of $2,745 (2000) and $2,823 (1999);
   issued and outstanding 1,997,000 (2000) and 142,000
   (1999) shares                                                     1,997,611             141,805

Shareholders' equity:
   Series preferred stock - $.01 par value;
     authorized 10,000,000 shares; liquidation preference
     $832,782; issued and outstanding 826,000 (2000) and
     1,332,000 (1999)                                                        8                  13
   Common stock - $.01 par value; authorized 800,000,000
     shares; issued and outstanding 142,106,000 (2000) and
     132,416,000 (1999) shares                                           1,421               1,324
   Additional paid-in capital                                        4,154,376           4,125,047
   Accumulated other comprehensive (loss)                             (112,357)             (2,107)
   (Deficit)                                                        (2,385,133)         (1,987,385)
                                                                 ----------------------------------
                                                                     1,658,315           2,136,892
                                                                 ----------------------------------
Total liabilities and shareholders' equity                        $ 15,591,211        $ 12,211,566
                                                                 ==================================


Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.


See accompanying notes.

                        NTL Incorporated and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                   ----------------------------
                                                       2000             1999
                                                   ----------------------------
REVENUES
Residential telecommunications and television       $ 253,572        $ 168,827
National and international telecommunications         181,481          105,730
Broadcast transmission and other                       55,893           38,824
                                                   ----------------------------
                                                      490,946          313,381

COSTS AND EXPENSES
Operating expenses                                    240,868          161,544
Selling, general and administrative expenses          181,334          119,270
Franchise fees                                              -            6,848
Corporate expenses                                     10,190            5,252
Depreciation and amortization                         249,684          141,734
                                                   ----------------------------
                                                      682,076          434,648
                                                   ----------------------------
Operating (loss)                                     (191,130)        (121,267)

OTHER INCOME (EXPENSE)
Interest and other income                              22,431           11,013
Interest expense                                     (205,997)        (130,823)
Foreign currency transaction (losses) gains           (28,270)          10,658
                                                   ----------------------------
(Loss) before income tax benefit                     (402,966)        (230,419)
Income tax benefit                                      5,218                -
                                                   ----------------------------
Net (loss)                                           (397,748)        (230,419)
Preferred stock dividend                              (18,868)         (13,092)
                                                   ----------------------------
Net (loss) available to common shareholders         $(416,616)       $(243,511)
                                                   ============================

Basic and diluted net (loss) per common share       $   (3.02)       $   (2.44)
                                                   ============================


See accompanying notes.

                        NTL Incorporated and Subsidiaries
            Condensed Consolidated Statement of Shareholders' Equity
                                   (Unaudited)
                             (dollars in thousands)

                                                       SERIES PREFERRED STOCK              COMMON STOCK
                                                           $.01 PAR VALUE                 $.01 PAR VALUE
                                                        SHARES          PAR           SHARES             PAR
                                                     ----------------------------------------------------------
Balance, December 31, 1999                            1,332,000        $  13        132,416,000       $  1,324
Exercise of stock options                                                             1,453,000             15
Exercise of warrants                                                                      8,000
Conversion of series preferred stock                   (528,000)          (5)         8,229,000             82
Preferred stock issued for dividends                      9,000
Accreted dividends on preferred stock                    13,000
Accretion of discount on preferred stock
Comprehensive loss:
Net loss for the three months ended
  March 31, 2000
Currency translation adjustment

     Total
                                                     ----------------------------------------------------------
Balance, March 31, 2000                                 826,000        $   8        142,106,000       $  1,421
                                                     ===========================================================


See accompanying notes.

                        NTL Incorporated and Subsidiaries
            Condensed Consolidated Statement of Shareholders' Equity
                             (Unaudited) - continued
                             (dollars in thousands)

                                                                                       ACCUMULATED
                                                 ADDITIONAL                               OTHER
                                                  PAID-IN        COMPREHENSIVE        COMPREHENSIVE
                                                  CAPITAL             LOSS                 LOSS           DEFICIT
                                              ----------------------------------------------------------------------
Balance, December 31, 1999                     $ 4,125,047                           $    (2,107)       $(1,987,385)
Exercise of stock options                           26,842
Exercise of warrants                                   222
Conversion of series preferred stock                   (77)
Preferred stock issued for dividends                 9,437
Accreted dividends on preferred stock               (7,017)
Accretion of discount on preferred stock               (78)
Comprehensive loss:
Net loss for the three months ended
   March 31, 2000                                                 $  (397,748)                             (397,748)
Currency translation adjustment                                      (110,250)          (110,250)
                                                                  -----------
    Total                                                         $  (507,998)
                                              ----------------------------------------------------------------------
Balance, March 31, 2000                        $ 4,154,376                           $  (112,357)       $(2,385,133)
                                              ======================================================================


See accompanying notes.

                        NTL Incorporated and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (dollars in thousands)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                               ---------------------------------
                                                                    2000               1999
                                                               ---------------------------------
Net cash (used in) operating activities                         $   (71,468)       $    (6,594)

INVESTING ACTIVITIES
   Acquisitions, net of cash acquired                            (3,444,469)           233,852
   Payment of deferred purchase price                                (3,156)                 -
   Purchase of fixed assets                                        (359,171)          (276,126)
   Increase in other assets                                        (178,381)           (48,905)
   Purchase of marketable securities                                (47,232)          (204,914)
   Proceeds from sales of marketable securities                     165,862            101,352
                                                               ---------------------------------
   Net cash (used in) investing activities                       (3,866,547)          (194,741)

FINANCING ACTIVITIES
   Proceeds from borrowings                                       1,623,510                  -
   Proceeds from issuance of preferred stock and warrants                 -            500,000
   Proceeds from issuance of redeemable preferred stock           1,850,000                  -
   Principal payments                                               (75,348)                 -
   Cash released from escrow                                         83,342                  -
   Increase in deferred financing costs                              (1,085)            (1,983)
   Proceeds from exercise of stock options and warrants              27,079             12,161
                                                               ---------------------------------
   Net cash provided by financing activities                      3,507,498            510,178

   Effect of exchange rate changes on cash                           (5,921)           (13,234)
                                                               ---------------------------------
   (Decrease) increase in cash and cash equivalents                (436,438)           295,609
   Cash and cash equivalents at beginning of period               2,597,144            736,265
                                                               ---------------------------------
   Cash and cash equivalents at end of period                   $ 2,160,706        $ 1,031,874
                                                               =================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest exclusive of
     amounts capitalized                                        $    90,040        $    49,788
   Income taxes paid                                                      -                376

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
   Accretion of dividends and discount on preferred stock       $     7,095        $     8,722
   Conversion of Convertible Notes                                        -                 50
   Common stock and stock options issued for an
     acquisition                                                          -            978,036

See accompanying notes.

                        NTL Incorporated and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in NTL Incorporated's Annual Report on Form 10-K for the year ended December 31, 1999.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted by the Company effective January 1, 2001. The Company is evaluating the impact that the adoption of SFAS No. 133 will have on its results of operations and financial position.

In February 2000, the Company paid a 5-for-4 stock split by way of a stock dividend with respect to its common stock. The condensed consolidated financial statements and the notes thereto give retroactive effect to the stock split.

NOTE B - PENDING ACQUISITION

In July 1999, the Company agreed to acquire the consumer cable telephone, Internet and television operations of Cable & Wireless Communications, plc ("CWC"). The Company will issue 85 million new shares of common stock and pay pound sterling 2.85 billion ($4.5 billion) in cash. The Company will also assume approximately pound sterling 1.9 billion ($3.0 billion) of CWC's net debt, plus further debt up to an agreed amount of CWC cash outflow through closing. The transaction is subject to various approvals and other conditions. The Company has entered into a note purchase agreement for up to approximately pound sterling 2.4 billion ($3.8 billion) to fund a portion of the cost of this acquisition, as well as an additional investment by France Telecom, as described below.

In connection with the CWC acquisition, France Telecom agreed to invest pound sterling 2.8 billion ($4.4 billion) in the Company. France Telecom will invest pound sterling 1.6 billion ($2.5 billion) for approximately 42.2 million shares of the Company's common stock and pound sterling 1.2 billion ($1.9 billion) in convertible preferred stock with a 5% dividend and a conversion price of $80 per share. The closing of this additional investment is subject to the completion of the CWC acquisition, unless France Telecom elects to accelerate the closing of this investment, which it can do in a limited number of circumstances.

                        NTL Incorporated and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

NOTE C - FIXED ASSETS

Fixed assets consist of:

                                                            MARCH 31,         DECEMBER 31,
                                                              2000               1999
                                                         ---------------------------------
                                                          (unaudited)
                                                                  (in thousands)

     Operating equipment                                  $ 6,089,018        $ 5,111,258
     Other equipment                                          781,307            715,215
     Construction-in-progress                                 858,432            669,402
                                                         ---------------------------------
                                                            7,728,757          6,495,875
     Accumulated depreciation                              (1,048,611)          (898,227)
                                                         ---------------------------------
                                                          $ 6,680,146        $ 5,597,648
                                                         =================================


NOTE D - INTANGIBLE ASSETS

Intangible assets consist of:

                                                            MARCH 31,      DECEMBER 31,
                                                              2000            1999
                                                          -----------------------------
                                                          (unaudited)
                                                                  (in thousands)

     Goodwill, net of accumulated amortization
        of $255,181 (2000) and $197,012 (1999)             $5,150,558       $2,543,502
     License acquisition costs, net of accumulated
        amortization of $161,709 (2000) and
        $141,682 (1999)                                       203,946          224,998
     Customer lists, net of accumulated amortization
        of $39,821 (2000) and $30,870 (1999)                  147,748          159,336
                                                          -----------------------------
                                                           $5,502,252       $2,927,836
                                                          =============================

On March 28, 2000, the Company acquired the cable assets of the Cablecom Group ("Cablecom") for cash of CHF 5.8 billion ($3.5 billion), a substantial portion of which was funded by a new bank facility of CHF 2.7 billion ($1.6 billion) and the Company's issuance of $1.85 billion of preferred stock to France Telecom and a group of commercial banks. This acquisition was accounted for as a purchase, and accordingly, the net assets and results of operations of Cablecom have been included in the consolidated financial statements from the date of acquisition. The aggregate purchase price of $3.5 billion exceeded the estimated fair value of net tangible assets acquired by $2.7 billion, which is included in goodwill. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on the estimated fair values at acquisition. Changes to the allocation of the purchase price are expected as valuations or appraisals of assets and liabilities are completed.

                        NTL Incorporated and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

NOTE D - INTANGIBLE ASSETS (CONTINUED)

In 1999, the Company completed the acquisitions of Diamond Cable Communications plc, the Australian National Transmission Network, Cablelink Limited, certain broadband cable franchises of British Telecommunications plc, the "1G Networks" of France Telecom and Workplace Technologies plc.

The pro forma unaudited consolidated results of operations for the three months ended March 31, 2000 and 1999 assuming consummation of these transactions as of January 1, 1999 is as follows:

                                                THREE MONTHS ENDED MARCH 31,
                                              ---------------------------------
                                                  2000                 1999
                                              ---------------------------------
                                            (in thousands, except per share data)

    Total revenue                              $ 598,105            $ 505,224
    Net (loss)                                  (478,825)            (437,704)
    Basic and diluted net (loss)
    per common share                               (3.78)               (4.14)

NOTE E - REDEEMABLE PREFERRED STOCK

In March 2000, the Company received $1.85 billion in cash from France Telecom and a group of commercial banks in exchange for 1,850,000 shares of new 5% Cumulative Preferred Stock, Series A (the "New Preferred Stock"). The holders of the New Preferred Stock other than any commercial banks or their affiliates (a "Qualified Holder") may at any time after September 2000 elect, subject to certain conditions, for the New Preferred Stock to be exchanged for up to a 50% interest in a new company which will own certain or all of the Company's broadband communications, broadcast and cable television interests in Continental Europe outside of France. Under certain circumstances, at the Company's option, any portion of the Company's obligation that may not be satisfied by the exchange may be satisfied in a security convertible into the Company's common stock or cash. Dividends on the New Preferred Stock are cumulative on a quarterly basis and are payable in additional shares of New Preferred Stock in March 2002. The New Preferred Stock has a liquidation right of $1,000 per share plus accrued and unpaid dividends. The New Preferred Stock is redeemable for cash in March 2002 at the option of a Qualified Holder.

Accrued unpaid dividends on Redeemable Preferred Stock at March 31, 2000 was $3,416,000. The changes in the number of shares of Redeemable Preferred Stock were as follows:

                                                                         5%
                                                          13%         Series A
                                                       -------------------------
Balance, December 31, 1999                              142,000               -
Issued for cash                                               -       1,850,000
Issued for dividends                                      5,000               -
                                                       -------------------------
Balance, March 31, 2000                                 147,000       1,850,000
                                                       =========================

                        NTL Incorporated and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

NOTE F - LONG-TERM DEBT

Long-term debt consists of:

                                                         MARCH 31,       DECEMBER 31,
                                                           2000              1999
                                                      -------------------------------
                                                                (in thousands)

NTL Incorporated:
  5-3/4% Convertible Subordinated Notes                $ 1,200,000       $ 1,200,000

Cablecom:
  Term Loan Facility                                     1,645,268                 -

NTL Communications:
  12-3/4% Senior Deferred Coupon Notes                     276,433           268,108
  11-1/2% Senior Deferred Coupon Notes                     956,909           930,404
  10% Senior Notes                                         400,000           400,000
  9-1/2% Senior Sterling Notes, less unamortized
     discount of $545 (2000) and $567 (1999)               198,630           201,408
  10-3/4% Senior Deferred Coupon Sterling Notes            347,899           343,691
  9-3/4% Senior Deferred Coupon Notes                      975,613           952,825
  9-3/4% Senior Deferred Coupon Sterling Notes             357,835           354,394
  11-1/2% Senior Notes                                     625,000           625,000
  12-3/8% Senior Deferred Coupon Notes                     295,579           286,967
  7% Convertible Subordinated Notes                        599,300           599,300
  Variable Rate Redeemable Guaranteed Loan Notes                 -            76,794
  9-1/4% Senior Euro Notes                                 238,975           252,300
  9-7/8% Senior Euro Notes                                 334,565           353,220
  11-1/2% Senior Deferred Coupon Euro Notes                119,772           123,080

NTL Triangle:
  11.2% Senior Discount Debentures                         483,392           467,317
  Other                                                      7,118             7,969

Diamond:
  13-1/4% Senior Discount Notes                            285,101           285,101
  11-3/4% Senior Discount Notes                            490,262           476,215
  10-3/4% Senior Discount Notes                            345,918           336,891
  10% Senior Sterling Notes                                215,109           218,133
  9-1/8% Senior Notes                                      110,000           110,000
  Other                                                     10,514            11,508
                                                      -------------------------------
                                                        10,519,192         8,880,625
Less current portion                                         6,127            82,601
                                                      -------------------------------
                                                       $10,513,065       $ 8,798,024
                                                      ===============================

                        NTL Incorporated and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

NOTE F - LONG-TERM DEBT (CONTINUED)

In March 2000, the Company borrowed CHF 2.7 billion ($1.6 billion) under its term loan facility in connection with the acquisition of Cablecom. Interest is payable at least every six months at LIBOR plus a margin rate of 2.5% per annum, which is subject to adjustment after March 2001 based on Cablecom's ratio of senior debt to EBITDA. The effective rate at March 31, 2000 was 5.15%. Principal is due over six years in quarterly installments beginning on March 31, 2004. Cablecom has the option to draw on a revolving loan facility up to an additional CHF 1.4 billion ($842 million). The revolving facility is intended to finance operating expenses, working capital and other capital expenditures of Cablecom and subsidiaries and for their general corporate financing requirements. The revolving facility is available until May 2003. The interest rate, interest payment requirements and principal payments for the revolving facility are the same as for the term loan facility. The revolving facility includes a commitment fee of 0.75% payable quarterly on the unused portion of the revolving facility commitment, which is reduced to 0.50% when over 50% of the commitment is utilized. The term loan facility and the revolving facility contain various financial and other covenants with respect to Cablecom and subsidiaries, and restrictions on dividends and distributions by Cablecom subsidiaries.

In March 2000, the Company redeemed in full its Variable Rate Redeemable Guaranteed Loan Notes, principal amount of IR pound 60 million ($73.2 million), plus accrued and unpaid interest using cash held in escrow.

NOTE G - SERIES PREFERRED STOCK

The changes in the number of shares of Series Preferred Stock, excluding the Redeemable Preferred Stock, were as follows:

                                    9.9%
                                  Series B        5.25%             5%
                                -----------------------------------------
Balance, December 31, 1999         52,000        525,000         755,000
Issued for dividends                    -          3,000          19,000
Redemption                              -       (528,000)              -
                                -----------------------------------------
Balance, March 31, 2000            52,000              -         774,000
                                =========================================

                       NTL Incorporated and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

NOTE H - NET LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net loss per common share:


                                                                        THREE MONTHS ENDED MARCH 31,
                                                                        -----------------------------
                                                                            2000             1999
                                                                        -----------------------------
                                                                   (in thousands, except per share data)
 Numerator:
 Net loss                                                                 $(397,748)       $(230,419)
 Preferred stock dividend                                                   (18,868)         (13,092)
                                                                        -----------------------------
 Net loss available to common shareholders                                $(416,616)       $(243,511)
                                                                        -----------------------------

 Denominator for basic net loss per common share                            137,901           99,663
 Effect of dilutive securities                                                    -                -
                                                                        -----------------------------
 Denominator for diluted net loss per common share                          137,901           99,663
                                                                        -----------------------------
 Basic and diluted net loss per common share:                             $   (3.02)       $   (2.44)
                                                                        =============================


Stock options, warrants and convertible securities are excluded from the calculation of net loss per common share as their effect would be antidilutive.

NOTE I - COMPREHENSIVE LOSS

The Company's comprehensive loss for the three months ended March 31, 2000 and 1999 was $(507,998,000) and $(344,538,000), respectively.

NOTE J - SEGMENT DATA

                                                        RESIDENTIAL
                                                          TELECOMS                          CORPORATE
                                                            AND            NATIONAL            AND
                                        BROADCAST        TELEVISION        TELECOMS           OTHER                TOTAL
                                        ------------------------------------------------------------------------------------
                                                                        (in thousands)
Three months ended March 31, 2000
Revenues                                $  55,893       $   253,572       $   181,481      $          -        $   490,946
EBITDA (1)                                 29,499            67,004            46,627           (74,386)            68,744

Three months ended March 31, 1999
Revenues                                $  38,824       $   168,827       $   105,730      $          -        $   313,381
EBITDA (1)                                 25,081            45,070            11,970           (49,554)            32,567

Total assets
March 31, 2000                          $ 703,381       $ 9,838,552       $ 1,223,334       $ 3,825,944        $15,591,211
December 31, 1999                         748,658         6,106,536         1,180,779         4,175,593         12,211,566

(1) Represents earnings before interest, taxes, depreciation and amortization, corporate expenses, franchise fees, and foreign currency transaction gains (losses).

                        NTL Incorporated and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


NOTE J - SEGMENT DATA (CONTINUED)

The reconciliation of segment combined EBITDA to loss before income tax benefit is as follows:

                                                        THREE MONTHS ENDED MARCH 31,
                                                       -----------------------------
                                                           2000             1999
                                                       -----------------------------

      Segment Combined EBITDA                           $  68,744        $  32,567

      (Add) Deduct:
      Franchise fees                                            -            6,848
      Corporate expenses                                   10,190            5,252
      Depreciation and amortization                       249,684          141,734
      Interest and other income                           (22,431)         (11,013)
      Interest expense                                    205,997          130,823
      Foreign currency transaction losses (gains)          28,270          (10,658)
                                                       -----------------------------
                                                          471,710          262,986
                                                       -----------------------------
      (Loss) before income tax benefit                  $(402,966)       $(230,419)
                                                       =============================

NOTE K - COMMITMENTS AND CONTINGENT LIABILITIES

At March 31, 2000, the Company was committed to pay approximately $218.5 million for equipment and services, which includes certain operations and maintenance contracts through 2005.

The Company is considering an offer to convert its 7% Convertible Notes with a principal amount of $599.3 million into common stock. The terms of the offer will be disclosed when and if made.

A wholly-owned subsidiary of the Company, Premium TV Limited, entered into media partnerships with two United Kingdom football clubs whereby Premium TV Limited will receive certain marketing and sponsorship rights. Premium TV Limited will provide additional loan facilities to the clubs for an aggregate of pound sterling 30 million ($48 million), repayable in 2005 through the issue of ordinary shares in the football clubs.

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

                        NTL Incorporated and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The following table shows the cable television and telephony customer statistics for NTL:

==========================================================================================================================
                                            CABLE TELEVISION AND TELEPHONY CUSTOMERS AS OF MARCH 31, 2000
--------------------------------------------------------------------------------------------------------------------------
                                 "Original"                     Cablelink/      Total UK/     Switzerland/      NTL
                                  NTL (1)       UK Acq. (2)    BT Cable (3)    Ireland (4)     France (5)     Combined
--------------------------------------------------------------------------------------------------------------------------
Homes passed                     1,366,400      2,376,500        605,500       4,348,400      1,697,100       6,045,500
--------------------------------------------------------------------------------------------------------------------------
Homes marketed (Tel.)            1,171,300      2,033,800              0       3,205,100              0       3,205,100
--------------------------------------------------------------------------------------------------------------------------
Homes marketed (CATV)            1,171,300      2,147,300        553,600       3,872,200      1,644,000       5,516,200
--------------------------------------------------------------------------------------------------------------------------
Total customers                    572,200        826,200        422,100       1,820,500      1,415,600       3,236,100
--------------------------------------------------------------------------------------------------------------------------
     Dual                          529,300        443,900              0         973,200              0         973,200
--------------------------------------------------------------------------------------------------------------------------
     Telephone-only                 18,000        283,200              0         301,200              0         301,200
--------------------------------------------------------------------------------------------------------------------------
     Cable-only                     24,900         99,100        422,100         546,100      1,415,600       1,961,700
--------------------------------------------------------------------------------------------------------------------------
Total RGUs (6)                   1,101,500      1,270,100        422,100       2,793,700      1,415,600       4,209,300
--------------------------------------------------------------------------------------------------------------------------
Customer penetration                  48.9%          38.5%          76.2%           47.0%          86.1%           58.7%
--------------------------------------------------------------------------------------------------------------------------
RGU penetration                       94.0%          59.1%          76.2%           72.1%          86.1%           76.3%
--------------------------------------------------------------------------------------------------------------------------
Telephone penetration                 46.7%          35.8%           N/A            39.8%           N/A            39.8%
--------------------------------------------------------------------------------------------------------------------------
Cable penetration                     47.3%          25.3%          76.2%           39.2%          86.1%           53.2%
==========================================================================================================================

(1) Data for franchises which NTL has been developing since 1993.
(2) Data for franchises acquired by NTL in 1998/1999: Comcast UK, Diamond Cable and ComTel.
(3) Data for Cablelink (Ireland) and the BT cable franchises acquired in 1999.
(4) Includes total subscribers for UK and Ireland.
(5) Data for Cablecom (Switzerland) and the "1G Networks" (France). Cablecom homes passed is a best estimate and Cablecom homes marketed are assumed to be equal to homes passed.
(6) An RGU (revenue generating unit) is one cable television account or one telephone account; a dual customer generates two RGUs.

Monthly RGU churn was approximately 1.1% in the first quarter.

The following table shows the Internet operating statistics for NTL:

========================================================================================
                                      INTERNET CUSTOMERS AS OF MARCH 31, 2000
----------------------------------------------------------------------------------------
                            NTL                                                 NTL
                           Direct       UK Wholesale        Switzerland       Combined
----------------------------------------------------------------------------------------
Total customers            128,700         712,000            159,000          999,700
========================================================================================

                        NTL Incorporated and Subsidiaries

                              RESULTS OF OPERATIONS

As a result of the completion of the acquisitions of Diamond Cable Communications plc ("Diamond") in March 1999, the Australian National Transmission Network ("NTL Australia") in April 1999, Cablelink Limited ("Cablelink") in July 1999, the "1G Networks" of France Telecom in August and December 1999, and Workplace Technologies plc ("Workplace") in September 1999, the Company consolidated the results of operations of these businesses from the dates of acquisition. The results of these businesses are not included in the 1999 results except for the results of operations of Diamond from the date of acquisition.

The Company acquired the cable assets of the Cablecom Group ("Cablecom") on March 28, 2000. The results of operations of Cablecom from the date of acquisition to March 31, 2000 were not significant.

Three Months Ended March 31, 2000 and 1999

Residential telecommunications and television revenues increased to $253,572,000 from $168,827,000 as a result of acquisitions and from customer growth that increased the Company's current revenue stream. The 2000 and 1999 revenue includes $64,096,000 and $12,283,000, respectively, from acquired companies. The Company expects its customer base to continue to increase as the Company completes the construction of its broadband network past the remaining homes in its franchise areas.

National and international telecommunications revenues increased to $181,481,000 from $105,730,000 as a result of acquisitions and from increases in business telecommunications revenues, Internet services revenues and carrier services revenues. The 2000 and 1999 revenue includes $46,543,000 and $3,503,000, respectively, from acquired companies. Business telecommunications and Internet services revenues increased primarily as a result of customer growth. The Company expects its business telecommunications and Internet services customer base to continue to increase. The Company is expanding its sales and marketing effort to business customers and for Internet services in its completed network. Carrier services revenues increased due to growth in satellite services and telephone services provided by the Company's wholesale operation to broadcasters and telephone companies, respectively. Revenue growth in carrier services is primarily dependent upon the Company's ability to continue to attract new customers and expand services to existing customers.

Broadcast transmission and other revenues increased to $55,893,000 from $38,824,000 due to revenues of $14,780,000 from NTL Australia in 2000 and from increases in broadcast television and FM radio customers and accounts, which exceeded price cap reductions in the Company's regulated services. The Company expects its digital broadcasting services to increase in the future.

Operating expenses increased to $240,868,000 from $161,544,000 as a result of increases in interconnection costs and programming costs due to customer growth. The 2000 and 1999 expense includes $62,637,000 and $5,488,000, respectively, from acquired companies.

                        NTL Incorporated and Subsidiaries

Selling, general and administrative expenses increased to $181,334,000 from $119,270,000 as a result of increases in telecommunications and CATV sales and marketing costs and increases in additional personnel and overhead to service the increasing customer base. The 2000 and 1999 expense includes $40,823,000 and $5,558,000, respectively, from acquired companies.

Pursuant to the terms of various United Kingdom licenses, the Company incurred license fees paid to the ITC to operate as the exclusive service provider in certain of its franchise areas. Upon a request by the Company in 1999, the ITC converted all of the Company's fee bearing exclusive licenses to non-exclusive licenses at the end of 1999, and the Company's liability for license payments ceased upon the conversion. Franchise fees were $6,848,000 in 1999.

Corporate expenses increased to $10,190,000 from $5,252,000 due to an increase in various overhead costs.

Depreciation and amortization expense increased to $249,684,000 from $141,734,000 due to an increase in depreciation of telecommunications and CATV equipment. The 2000 and 1999 expense includes $82,398,000 and $18,463,000, respectively, from acquired companies, including amortization of acquisition related intangibles.

Interest expense increased to $205,997,000 from $130,823,000 due to the issuance of additional debt in 1999, and the increase in the accretion of original issue discount on the deferred coupon notes. The 2000 and 1999 expense includes $41,868,000 and $12,722,000, respectively, from Diamond. Interest of $103,622,000 and $60,152,000 was paid in the three months ended March 31, 2000 and 1999, respectively.

Foreign currency transaction (losses) gains decreased to a loss of $28,270,000 from a gain of $10,658,000 primarily due to the effect of unfavorable changes in the exchange rate. The Company's results of operations are impacted by changes in foreign currency exchange rates as follows. NTL Incorporated and its subsidiary NTL Communications Corp. ("NTL Communications") each have cash, cash equivalents and debt denominated in foreign currencies that are effected by changes in exchange rates. In addition, foreign subsidiaries of the Company whose functional currency is not the U.S. dollar hold cash, cash equivalents and debt denominated in U.S. dollars which are effected by changes in exchange rates.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company will continue to require significant amounts of capital to finance construction of its local and national networks, for connection of telephone, telecommunications, Internet and CATV customers to the networks, for other capital expenditures and for debt service. The Company estimates that these requirements, net of cash from operations, will aggregate up to approximately $1.2 billion from April 1, 2000 to December 31, 2000. The Company's commitments at March 31, 2000 for equipment and services through 2000 are included in the anticipated requirements. The Company had approximately $2.4 billion in cash and securities on hand at March 31, 2000.

Regarding the Company's estimated cash requirements described above, there can be no assurance that: (a) actual construction costs will not exceed the amounts estimated or that additional funding substantially in excess of the amounts estimated will not be required, (b) conditions precedent to advances under credit facilities will be satisfied when funds are required, (c) the Company and its subsidiaries will be able to generate sufficient cash from operations to meet capital requirements, debt service and other obligations when required, (d) the Company will be able to access such cash flow or (e) the Company will not incur losses from its exposure to exchange rate fluctuations or be adversely affected by interest rate fluctuations.

                        NTL Incorporated and Subsidiaries

In July 1999, the Company agreed to acquire the consumer cable telephone, Internet and television operations of Cable & Wireless Communications, plc ("CWC"). The Company will issue approximately 85 million new shares of common stock and pay pound sterling 2.85 billion ($4.5 billion) in cash. The Company will also assume approximately pound sterling 1.9 billion ($3.0 billion) of CWC's net debt, plus further debt up to an agreed amount of CWC cash outflow through the closing. The transaction is subject to various approvals and other conditions. The Company has entered in to a note purchase agreement for up to approximately pound sterling 2.4 billion ($3.8 billion) to fund a portion of the cost of this acquisition.

In connection with the CWC acquisition, France Telecom agreed to invest pound sterling 2.8 billion ($4.4 billion) in the Company. France Telecom will invest pound sterling 1.6 billion ($2.5 billion) for approximately 42.2 million shares of the Company's common stock and pound sterling 1.2 billion ($1.9 billion) in convertible preferred stock with a 5% dividend and a conversion price of $80 per share. The closing of this additional investment is subject to the completion of the CWC acquisition, unless France Telecom elects to accelerate the closing of this investment, which it can do in a limited number of circumstances.

NTL Triangle, an indirect wholly-owned subsidiary of the Company, sold its 50% ownership interest in Cable London PLC in November 1999 for approximately pound sterling 428 million (approximately $682 million) in cash. The sale of the Cable London PLC interest is an "Asset Sale" for purposes of the Company's Indentures for certain of its notes. The Company will need to use an amount equal to the proceeds from the sale to repay subsidiary debt, invest in "Replacement Assets" or make an offer to redeem certain of its notes by November 2000.

The Company is highly leveraged. The accreted value at March 31, 2000 of the Company's consolidated long-term indebtedness, including the Redeemable Preferred Stock, is approximately $12.5 billion, representing approximately 88% of total capitalization. The following summarizes the terms of those notes and Redeemable Preferred Stock issued by the Company and its subsidiaries.

NTL Incorporated:

(1) Senior Redeemable Exchangeable Preferred Stock due February 15, 2009, stated value of $100 million, dividends accrue at 13% per annum payable quarterly in arrears, at the Company's option until February 15, 2004, dividends may be paid in cash, by the issuance of additional shares or in any combination of the foregoing, redeemable at the Company's option on or after February 15, 2002, and on any dividend payment date the Company may exchange all of the outstanding shares for 13% debentures due 2009;

(2) Cumulative Preferred Stock, stated value $1.85 billion, dividends accrue at 5% per annum and are cumulative on a quarterly basis, dividends are payable in additional shares of Cumulative Preferred Stock in March 2002, holders other than any commercial banks or their affiliates (a "Qualified Holder") may at any time after September 2000 elect, subject to certain conditions, for the Cumulative Preferred Stock to be exchanged for up to a 50% interest in a new company which will own certain or all of the Company's broadband communications, broadcast and cable television interests in Continental Europe outside of France, redeemable for cash in March 2002 at the option of a Qualified Holder;

                        NTL Incorporated and Subsidiaries

(3) 5-3/4% Convertible Subordinated Notes due December 15, 2009, principal amount at maturity of $1.2 billion, interest payable semiannually beginning on June 15, 2000, redeemable at the Company's option on or after December 18, 2002, convertible after March 21, 2000 into shares of the Company's common stock at a conversion price of $108.18 per share;

Cablecom:

(4) Term Loan Facility of CHF 2.7 billion ($1.6 billion), interest payable at least every six months at LIBOR plus a margin rate of 2.5% per annum, which is subject to adjustment after March 2001 based on Cablecom's ratio of senior debt to EBITDA, (effective rate of 5.15% at March 31, 2000), principal is due over six years in quarterly installments beginning on March 31, 2004;

NTL Communications:

(5) 12-3/4% Senior Deferred Coupon Notes due April 15, 2005, principal amount at maturity of $278 million, interest payable semiannually beginning on October 15, 2000, redeemable at the Company's option on or after April 15, 2000;

(6) 11-1/2% Senior Deferred Coupon Notes due February 1, 2006, principal amount at maturity of $1.05 billion, interest payable semiannually beginning on August 1, 2001, redeemable at the Company's option on or after February 1, 2001;

(7) 10% Senior Notes due February 15, 2007, principal amount at maturity of $400 million, interest payable semiannually from August 15, 1997, redeemable at the Company's option on or after February 15, 2002;

(8) 9-1/2% Senior Sterling Notes due April 1, 2008, principal amount at maturity of pound sterling 125 million ($199 million), interest payable semiannually from October 1, 1998, redeemable at the Company's option on or after April 1, 2003;

(9) 10-3/4% Senior Deferred Coupon Sterling Notes due April 1, 2008, principal amount at maturity of pound sterling 300 million ($478 million), interest payable semiannually beginning on October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

(10) 9-3/4% Senior Deferred Coupon Notes due April 1, 2008, principal amount at maturity of $1.3 billion, interest payable semiannually beginning on October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

(11) 9-3/4% Senior Deferred Coupon Sterling Notes due April 15, 2009, principal amount at maturity of pound sterling 330 million ($526 million), interest payable semiannually beginning on October 15, 2004, redeemable at the Company's option on or after April 15, 2004;

(12) 11-1/2% Senior Notes due October 1, 2008, principal amount at maturity of $625 million, interest payable semiannually from April 1, 1999, redeemable at the Company's option on or after October 1, 2003;

                        NTL Incorporated and Subsidiaries

(13) 12-3/8% Senior Deferred Coupon Notes due October 1, 2008, principal amount at maturity of $450 million, interest payable semiannually beginning on April 1, 2004, redeemable at the Company's option on or after October 1, 2003;

(14) 7% Convertible Subordinated Notes due December 15, 2008, principal amount at maturity of $599 million, interest payable semiannually from June 15, 1999, convertible into shares of the Company's common stock at a conversion price of $39.20 per share, redeemable at the Company's option on or after December 15, 2001;

(15) 9-1/4% Senior Euro Notes due November 15, 2006, principal amount at maturity of (euro)250 million ($239 million), interest payable semiannually beginning on May 15, 2000;

(16) 9-7/8% Senior Euro Notes due November 15, 2009, principal amount at maturity of (euro)350 million ($335 million), interest payable semiannually beginning on May 15, 2000, redeemable at the Company's option on or after November 15, 2004;

(17) 11-1/2% Senior Deferred Coupon Euro Notes due November 15, 2009, principal amount at maturity of (euro)210 million ($201 million), interest payable semiannually beginning on May 15, 2005, redeemable at the Company's option on or after November 15, 2004;

NTL Triangle:

(18) 11.2% Senior Discount Debentures due November 15, 2007, principal amount at maturity of $517.3 million, interest payable semiannually beginning on May 15, 2001, redeemable at NTL Triangle's option after November 15, 2000;

Diamond:

(19) 13-1/4% Senior Discount Notes due September 30, 2004, principal amount at maturity of $285 million, interest payable semiannually beginning on March 31, 2000, redeemable at Diamond's option after September 30, 1999;

(20) 11-3/4% Senior Discount Notes due December 15, 2005, principal amount at maturity of $531 million, interest payable semiannually beginning on June 15, 2001, redeemable at Diamond's option on or after December 15, 2000;

(21) 10-3/4% Senior Discount Notes due February 15, 2007, principal amount at maturity of $421 million, interest payable semiannually beginning on August 15, 2002, redeemable at Diamond's option on or after December 15, 2002;

(22) 10% Senior Sterling Notes due February 1, 2008, issued by Diamond Holdings plc, a wholly-owned subsidiary of Diamond, principal amount at maturity of pound sterling 135 million ($215 million), interest payable semiannually from August 1, 1998, redeemable at Diamond's option on or after February 1, 2003;

                        NTL Incorporated and Subsidiaries

(23) 9-1/8% Senior Notes due February 1, 2008, issued by Diamond Holdings plc, principal amount at maturity of $110 million, interest payable semiannually from August 1, 1998, redeemable at Diamond's option on or after February 1, 2003; and

(24) mortgage of pound sterling 2.5 million ($4 million) to fund the construction of an office building, repayable over 20 years as of July 31, 1995, interest at LIBOR plus 1-1/2%.

The Company has other significant commitments or potential commitments in addition to those described above. These are as follows:

     The Company is considering an offer to convert its 7% Convertible Notes with a principal amount of $599 million into common stock. The terms of the offer will be disclosed when and if made.

     A wholly-owned subsidiary of the Company, Premium TV Limited, entered into media partnerships with two United Kingdom football clubs whereby Premium TV Limited will receive certain marketing and sponsorship rights. Premium TV Limited will provide additional loan facilities to the clubs for an aggregate of pound sterling 30 million ($48 million), repayable in 2005 through the issue of ordinary shares in the football clubs.

Cablecom has the option to draw on a revolving loan facility up to an additional CHF 1.4 billion ($842 million). The revolving facility is intended to finance operating expenses, working capital and other capital expenditures of Cablecom and subsidiaries and for their general corporate financing requirements. The revolving facility is available until May 2003. The interest rate, interest payment requirements and principal payments for the revolving facility are the same as for the term loan facility. The revolving facility includes a commitment fee of 0.75% payable quarterly on the unused portion of the revolving facility commitment, which is reduced to 0.50% when over 50% of the commitment is utilized. The term loan facility and the revolving facility contain various financial and other covenants with respect to Cablecom and subsidiaries, and restrictions on dividends and distributions by Cablecom subsidiaries.

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

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Cash used in operating activities was $71,468,000 and $6,594,000 in the three months ended March 31, 2000 and 1999, respectively. Although net loss increased to $397,748,000 from $230,419,000 in the three months ended March 31, 2000 and 1999, respectively, results of operations items not requiring cash outlays increased by a greater amount to $383,474,000 from $233,399,000. In addition, changes in operating assets and liabilities used cash of $57,194,000 in 2000 compared to $9,574,000 in 1999. Cash used in operating activities plus cash paid for interest exclusive of amounts capitalized was $18,572,000 and $43,194,000 in 2000 and 1999, respectively.

Purchases of fixed assets were $359,171,000 in 2000 and $276,126,000 in 1999 as a result of the continuing fixed asset purchases and construction, including purchases and construction by acquired companies.

Acquisition, net of cash acquired of $3,444,469,000, proceeds from borrowings of $1,623,510,000 and proceeds from issuance of preferred stock of $1,850,000,000 in 2000 were for the acquisition of Cablecom including the the term loan facility entered into with a group of banks and the preferred stock issued to France Telecom and certain commercial banks.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained herein constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include the following: general economic and business conditions, the Company's ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of new business opportunities requiring significant up-front investment, and availability, terms and deployment of capital.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

There have been no material changes in the reported market risks since the end of the most recent fiscal year.

                       NTL Incorporated and Subsidiaries

PART II.        OTHER INFORMATION

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                On March 21, 2000, the Company held a special meeting of stockholders. The following management proposals were adopted:
                (1) a proposal to approve the issuance of shares of NTL common stock and NTL 5% cumulative participating convertible preferred stock to France Telecom for pound sterling 2.8 billion in cash,
                (2) a proposal to amend NTL's restated certificate of incorporation to increase the maximum number of shares of NTL common stock from 400 million to 800 million shares and (3) the grant of discretionary authority to adjourn the special meeting to the NTL board of directors.

                The stockholders approved the first proposal by a vote of 121,263,078 shares in favor, 67,461 shares against and 39,545 shares withheld from voting. The stockholders approved the second proposal by a vote of 120,565,131 shares in favor, 770,472 shares against and 34,481 shares withheld from voting. The stockholders approved the third proposal by a vote of 110,359,429 shares in favor, 10,573,630 shares against and 437,025 shares withheld from voting.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

    (a)         Exhibits.

                27.   Financial Data Schedule

    (b)         Reports on Form 8-K.

                During the quarter ended March 31, 2000, the Company filed the following reports on Form 8-K:

                     (i)    Report dated January 6, 2000 (filed January 21,
                            2000) reporting under Item 5, Other Events, a response to an article regarding the review by the UK Competition Commission, a response to The Competition Commission's "issues letter", an announcement of the selection of the Microsoft TV software platform to deliver enhanced interactive TV services, an announcement that the Company delivered to Microsoft Corporation a notice of redemption of preferred stock, an announcement that U.S. tax rulings conditions were satisfied in connection with the CWC transaction, and an announcement that the Board of Directors declared a 5-for-4 stock split.

                     (ii)   Report dated January 25, 2000 (filed January 25,
                            2000) reporting under Item 5, Other Events, that Premium TV Limited and Aston Villa entered into a Media Partnership.

                     (iii)  Report dated February 4, 2000 (filed February 10,
                            2000) reporting under Item 5, Other Events, an agreement to take televised racing into the digital age, that Microsoft Corporation exercised its right to convert its shares of Preferred Stock into Common Stock and that NTL commented on an announcement by the ITC and OFTEL.

                        NTL Incorporated and Subsidiaries


                     (iv)   Report dated February 15, 2000 (filed February 15,
                            2000) reporting under Item 5, Other Events, the public posting of CWC transaction documentation.

                     (v)    Report dated February 17, 2000 (filed February 22,
                            2000) reporting under Item 5, Other Events, an arrangement to issue $1.85 billion of preferred stock.

                     (vi) Report dated March 16, 2000 (filed March 29, 2000) reporting under Item 2, Acquisition or Disposition of Assets, that the Company had completed the acquisition of the assets of Cablecom Holdings AG and under Item 5, Other Events, that CWC shareholders approved NTL and CWC scheme of arrangements, announced an agreement to take a 25% stake in Bredbandsbolaget (B2), that NTL stockholders approved France Telecom's proposed pound sterling 2.8 billion investment and amendments to NTL's restated certificate of incorporation, that the CWC ConsumerCo Acquisition received Competition Commission clearance and that Premium TV Limited entered into a media partnership with Middlesbrough Football Club.

No financial statements were filed with these reports.

                        NTL Incorporated and Subsidiaries


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NTL INCORPORATED


Date:  May 11, 2000                   By:  /s/ Barclay Knapp
                                           -------------------------
                                           Barclay Knapp
                                           President and Chief Executive Officer

Date:  May 11, 2000                   By:  /s/ Gregg N. Gorelick
                                           --------------------------
                                           Gregg N. Gorelick
                                           Vice President-Controller
                                           (Principal Accounting Officer)