Form 10-Q
period 2000-06-30
NTL DELAWARE INC
filed 2000-08-14
CIK 1083198

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


Commission File No. 0-25691


                              NTL (DELAWARE), INC.
             (Exact name of registrant as specified in its charter)
 (On May 18, 2000, the name of the Registrant was changed from NTL Incorporated to NTL (Delaware), Inc.)


           Delaware                                            13-4051921
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification No.)


110 East 59th Street, New York, New York                         10022
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

                                 Yes [X]   No [_]

The number of shares outstanding of the issuer's common stock as of June 30, 2000 was 100.

The Registrant is a wholly-owned subsidiary of NTL Incorporated and there is no market for the Registrant's common stock. The Registrant meets the conditions for the reduced disclosure format set forth in General Instruction H(1) (a) and
(b) of Form 10-Q.

        NTL (Delaware), Inc. (formerly NTL Incorporated) and Subsidiaries






                                      Index



                                                                       Page
                                                                       ----
PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets-
         June 30, 2000 and December 31, 1999 ......................     2

         Condensed Consolidated Statements of Operations-
         Three and six months ended June 30, 2000 and 1999 ........     4

         Condensed Consolidated Statement of Shareholder's Equity-
         Six months ended June 30, 2000 ...........................     5

         Condensed Consolidated Statements of Cash Flows-
         Six months ended June 30, 2000 and 1999 ..................     7

         Notes to Condensed Consolidated Financial Statements .....     8

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition .......................    14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk    24

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders ......    25

Item 6.  Exhibits and Reports on Form 8-K .........................    25

SIGNATURES ........................................................    26

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


        NTL (Delaware), Inc. (formerly NTL Incorporated) and Subsidiaries
                      Condensed Consolidated Balance Sheets
                              (dollars in millions)


                                                                           JUNE 30,       DECEMBER 31,
                                                                            2000             1999
                                                                          ---------        ---------
                                                                          (unaudited)      (see note)
ASSETS
Current assets:
   Cash and cash equivalents                                              $   562.2        $ 2,597.2
   Marketable securities                                                          -            344.5
   Accounts receivable - trade, less allowance for doubtful
     accounts of $93.1 (2000) and $85.6 (1999)                                360.3            294.2
   Due from affiliates                                                      3,549.6                -
   Other                                                                      309.1             82.7
                                                                          ---------        ---------
Total current assets                                                        4,781.2          3,318.6

Fixed assets, net                                                           6,814.6          5,597.7
Intangible assets, net                                                      5,202.5          2,927.8
Other assets, net of accumulated amortization
    of $64.9 (2000) and $49.4 (1999)                                          631.9            367.5
                                                                          ---------        ---------
Total assets                                                              $17,430.2        $12,211.6
                                                                          =========        =========

        NTL (Delaware), Inc. (formerly NTL Incorporated) and Subsidiaries
                Condensed Consolidated Balance Sheets - continued
                              (dollars in millions)



                                                                       JUNE 30,        DECEMBER 31,
                                                                        2000              1999
                                                                     ---------         ---------
                                                                    (unaudited)        (see note)
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                                  $   306.9         $   224.7
   Accrued expenses and other                                            514.0             438.2
   Accrued construction costs                                            100.8              79.8
   Interest payable                                                       85.4              71.1
   Deferred revenue                                                      288.1             160.8
   Due to affiliate                                                    1,586.5                 -
   Current portion of long-term debt                                       5.4              82.6
                                                                     ---------         ---------
Total current liabilities                                              2,887.1           1,057.2

Long-term debt                                                        13,404.7           8,798.0
Commitments and contingent liabilities
Deferred income taxes                                                    216.9              77.7
Minority interests                                                        14.8                 -
Redeemable preferred stock - $.01 par value, plus accreted
   dividends; less unamortized discount of $2.8 (1999);
   issued and outstanding none (2000) and
   142,000 (1999) shares                                                     -             141.8

Shareholder's equity:
   Series preferred stock - $.01 par value;
     authorized none (2000) and 10,000,000 (1999) shares;
     issued and outstanding none (2000) and
     1,332,000 (1999) shares                                                 -                 -
   Common stock - $.01 par value; authorized 100 (2000)
     and 400,000,000 (1999) shares; issued and outstanding
     100 (2000) and 132,416,000 (1999) shares                                -               1.3
   Additional paid-in capital                                          4,152.1           4,125.1
   Accumulated other comprehensive (loss)                               (306.6)             (2.1)
   (Deficit)                                                          (2,938.8)         (1,987.4)
                                                                     ---------         ---------
                                                                         906.7           2,136.9
                                                                     ---------         ---------
Total liabilities and shareholder's equity                           $17,430.2         $12,211.6
                                                                     =========         =========


Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.


See accompanying notes.

        NTL (Delaware), Inc. (formerly NTL Incorporated) and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                              (dollars in millions)


                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                             JUNE 30,                           JUNE 30,
                                                     ----------------------------------------------------------
                                                       2000            1999             2000             1999
                                                     --------        --------         --------         --------
REVENUES
Residential telecommunications and television        $  342.7        $  196.5         $  596.2         $  365.3
National and international telecommunications           184.4           112.8            365.9            218.6
Broadcast transmission and other                         54.7            50.9            110.6             89.7
                                                     --------        --------         --------         --------
                                                        581.8           360.2          1,072.7            673.6

COSTS AND EXPENSES
Operating expenses                                      301.2           167.8            542.1            329.4
Selling, general and administrative expenses            202.1           155.1            383.4            274.3
Franchise fees                                              -             7.7                -             14.6
Other charges                                            13.7               -             13.7                -
Corporate expenses                                        9.9             8.5             20.1             13.7
Depreciation and amortization                           315.7           190.0            565.3            331.7
                                                     --------        --------         --------         --------
                                                        842.6           529.1          1,524.6            963.7
                                                     --------        --------         --------         --------
Operating (loss)                                       (260.8)         (168.9)          (451.9)          (290.1)

OTHER INCOME (EXPENSE)
Interest and other income                                23.4             9.7             45.8             20.7
Interest expense                                       (242.9)         (167.7)          (448.9)          (298.6)
Foreign currency transaction losses                     (86.7)          (21.6)          (115.0)           (10.9)
                                                     --------        --------         --------         --------
(Loss) before income tax benefit                       (567.0)         (348.5)          (970.0)          (578.9)
Income tax benefit                                       13.3               -             18.6                -
                                                     --------        --------         --------         --------
Net (loss)                                           $ (553.7)       $ (348.5)        $ (951.4)        $ (578.9)
                                                     ========        ========         ========         ========


See accompanying notes.

        NTL (Delaware), Inc. (formerly NTL Incorporated) and Subsidiaries
            Condensed Consolidated Statement of Shareholder's Equity
                                   (Unaudited)
                              (dollars in millions)


                                                           SERIES PREFERRED STOCK                   COMMON STOCK
                                                                $.01 PAR VALUE                     $.01 PAR VALUE
                                                           SHARES              PAR             SHARES              PAR
                                                        ------------         -------        ------------         -------
Balance, December 31, 1999                                 1,332,000         $     -         132,416,000         $   1.3
Exercise of stock options                                                                      1,775,000               -
Exercise of warrants                                                                             192,000               -
Conversion of series preferred stock                        (528,000)              -           8,229,000              .1
Preferred stock issued for dividends                           9,000
Accreted dividends on preferred stock                         13,000
Accretion of discount on preferred stock
Contribution from NTL Incorporated
Corporate restructuring                                     (826,000)              -        (142,612,000)           (1.4)
Comprehensive loss:
Net loss for the six months ended June 30, 2000
Currency translation adjustment
     Total
                                                        ------------         -------        ------------         -------
Balance, June 30, 2000                                             -         $     -                   -         $     -
                                                        ============         =======        ============         =======



See accompanying notes.

        NTL (Delaware), Inc. (formerly NTL Incorporated) and Subsidiaries
            Condensed Consolidated Statement of Shareholder's Equity
                             (Unaudited) - continued
                              (dollars in millions)


                                                                                        ACCUMULATED
                                                       ADDITIONAL                          OTHER
                                                        PAID-IN       COMPREHENSIVE    COMPREHENSIVE
                                                        CAPITAL            LOSS             LOSS         DEFICIT
                                                       --------         --------         --------       --------
Balance, December 31, 1999                             $4,125.1                          $   (2.1)     $(1,987.4)
Exercise of stock options                                  32.2
Exercise of warrants                                        5.1
Conversion of series preferred stock                        (.1)
Preferred stock issued for dividends                        9.4
Accreted dividends on preferred stock                     (20.0)
Accretion of discount on preferred stock                    (.1)
Contribution from NTL Incorporated                           .5
Corporate restructuring
Comprehensive loss:
Net loss for the six months ended June 30, 2000                         $ (951.4)                         (951.4)
Currency translation adjustment                                           (304.5)          (304.5)
                                                                        --------
     Total                                                             $(1,255.9)
                                                       --------         --------         --------       --------
Balance, June 30, 2000                                 $4,152.1                          $ (306.6)     $(2,938.8)
                                                       ========         ========         ========       ========


See accompanying notes.

        NTL (Delaware), Inc. (formerly NTL Incorporated) and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                              (dollars in millions)


                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                          ---------------------------
                                                                            2000               1999
                                                                          --------           --------
 Net cash (used in) provided by operating activities                      $  (251.5)         $   46.1

 INVESTING ACTIVITIES
   Acquisitions, net of cash acquired                                     (3,469.8)            (199.4)
   Payment of deferred purchase price                                         (3.1)                 -
   Purchase of marketable securities                                         (61.6)            (279.6)
   Proceeds from sales of marketable securities                              250.1              391.9
   Purchase of fixed assets                                                 (734.0)            (559.4)
   Due from affiliate                                                     (3,663.0)                 -
   Increase in other assets                                                 (317.5)             (28.5)
                                                                          --------           --------
   Net cash (used in) investing activities                                (7,998.9)            (675.0)

FINANCING ACTIVITIES
   Cash released from escrow                                                  77.5                  -
   Proceeds from borrowings, net of financing costs                        5,298.3              320.4
   Principal payments                                                     (1,018.6)              (3.2)
   Proceeds from issuance of preferred stock and warrants                        -              500.0
   Proceeds from issuance of redeemable preferred stock                    1,850.0                  -
   Proceeds from exercise of stock options and warrants                       37.3               24.3
   Contribution from NTL Incorporated                                           .5                  -
                                                                          --------           --------
   Net cash provided by financing activities                               6,245.0              841.5

   Effect of exchange rate changes on cash                                   (29.6)             (17.3)
                                                                          --------           --------
   (Decrease) increase in cash and cash equivalents                       (2,035.0)             195.3
   Cash and cash equivalents at beginning of period                        2,597.2              736.3
                                                                          --------           --------
   Cash and cash equivalents at end of period                             $  562.2           $  931.6
                                                                          ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest exclusive of amounts
     capitalized                                                          $  188.9           $   72.3
   Income taxes paid                                                             -                  -

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
   Accretion of dividends and discount on preferred stock                 $   20.1           $   17.5
   Conversion of Convertible Notes, net of unamortized deferred
     financing costs                                                             -              268.6
   Common stock and stock options issued for an acquisition                      -              978.0


See accompanying notes.

        NTL (Delaware), Inc. (formerly NTL Incorporated) and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the NTL (Delaware), Inc. (formerly NTL Incorporated) Annual Report on Form 10-K for the year ended December 31, 1999.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted by the Company effective January 1, 2001. The Company is evaluating the impact that the adoption of SFAS No. 133 will have on its results of operations and financial position.

NOTE B  - CORPORATE RESTRUCTURING

On May 18, 2000, NTL Incorporated completed a corporate restructuring to create a holding company structure. The formation of the holding company was part of NTL Incorporated's acquisition of certain assets of Cable & Wireless Communications plc ("CWC"). The holding company restructuring was accomplished through a merger so that all the stockholders of NTL Incorporated at the effective time of the merger became stockholders of the new holding company, and NTL Incorporated became a subsidiary of the new holding company. The new holding company has taken the name NTL Incorporated and the holding company's subsidiary simultaneously changed its name to NTL (Delaware), Inc. The "Company" refers to NTL Incorporated and subsidiaries up to and including May 17, 2000, and to NTL (Delaware), Inc. and subsidiaries beginning May 18, 2000.

NOTE C - FIXED ASSETS

Fixed assets consist of:

                                         JUNE 30,         DECEMBER 31,
                                          2000               1999
                                        --------           --------
                                      (unaudited)
                                              (in millions)
      Operating equipment               $6,166.0           $5,111.3
      Other equipment                      737.0              715.2
      Construction-in-progress           1,081.0              669.4
                                        --------           --------
                                         7,984.0            6,495.9
      Accumulated depreciation          (1,169.4)            (898.2)
                                        --------           --------
                                        $6,814.6           $5,597.7
                                        ========           ========

Depreciation expense for the six months ended June 30, 2000 and 1999 was $326.1 million and $212.0 million, respectively. Depreciation expense for the three months ended June 30, 2000 and 1999 was $174.9 million and $113.1 million, respectively.

       NTL (Delaware), Inc. (formerly NTL Incorporated) and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)(continued)



NOTE D - INTANGIBLE ASSETS

Intangible assets consist of:


                                                             JUNE 30,          DECEMBER 31,
                                                               2000              1999
                                                             --------          --------
                                                           (unaudited)
                                                                  (in millions)
Goodwill, net of accumulated amortization of $345.2
  (2000) and $197.0 (1999)                                   $4,889.9          $2,543.5
License acquisition costs, net of accumulated
  amortization of $177.5 (2000) and $141.7 (1999)               181.2             225.0
Customer lists, net of accumulated amortization of
  $47.1 (2000) and $30.9 (1999)                                 131.4             159.3
                                                             --------          --------
                                                             $5,202.5          $2,927.8
                                                             ========          ========

On March 28, 2000, the Company acquired the cable assets of the Cablecom Group ("Cablecom") in Switzerland for cash of CHF 5,800.0 million ($3,510.2 million), a substantial portion of which was funded by a new bank facility of CHF 2,700.0 million ($1,630.5 million) and the Company's issuance of $1,850.0 million of preferred stock to France Telecom and a group of commercial banks. This acquisition was accounted for as a purchase, and accordingly, the net assets and results of operations of Cablecom have been included in the consolidated financial statements from the date of acquisition. The aggregate purchase price of $3,528.2 million, including costs incurred of $17.9 million, exceeded the estimated fair value of net tangible assets acquired by $2,583.9 million, which is included in goodwill. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on the estimated fair values at acquisition. Changes to the allocation of the purchase price are expected as valuations or appraisals of assets and liabilities are completed.

In 1999, the Company completed the acquisitions of Diamond Cable Communications Limited, the Australian National Transmission Network, Cablelink Limited, certain broadband cable franchises of British Telecommunications plc, the "1G Networks" of France Telecom and Workplace Technologies plc.

The pro forma unaudited consolidated results of operations for the six months ended June 30, 2000 and 1999 assuming consummation of these transactions as of January 1, 1999 is as follows:

                                                 SIX MONTHS ENDED JUNE 30,
                                               ----------------------------
                                                 2000               1999
                                               --------           --------
                                                      (in millions)
      Total revenue                            $1,166.0           $  921.6
      Net (loss)                               (1,049.2)            (872.8)

Amortization of intangible and other assets charged to expense for the six months ended June 30, 2000 and 1999 was $239.2 million and $119.7 million, respectively. Amortization of intangible and other assets charged to expense for the three months ended June 30, 2000 and 1999 was $140.8 million and $76.9 million, respectively.

        NTL (Delaware), Inc. (formerly NTL Incorporated) and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


NOTE E - REDEEMABLE PREFERRED STOCK

In March 2000, the Company received $1,850.0 million in cash from France Telecom and a group of commercial banks in exchange for 1.9 million shares of new 5% Cumulative Preferred Stock, Series A .

NOTE F - LONG-TERM DEBT

Long-term debt consists of:

                                                                       JUNE 30, 2000     DECEMBER 31, 1999
                                                                       -------------     -----------------
                                                                        (unaudited)
                                                                                 (in millions)
      NTL Delaware:
        5-3/4% Convertible Subordinated Notes                            $ 1,200.0          $ 1,200.0

      NTL Business:
        Credit Agreement                                                   2,693.0                  -

      Cablecom:
        Term Loan Facility                                                 1,653.5                  -
        Revolving Facility                                                   104.1                  -
        Other                                                                 25.3                  -

      NTL Communications:
        12-3/4% Senior Deferred Coupon Notes                                 277.8              268.1
        11-1/2% Senior Deferred Coupon Notes                                 983.9              930.4
        10% Senior Notes                                                     400.0              400.0
        9-1/2% Senior Sterling Notes, less unamortized discount              189.0              201.4
        10-3/4% Senior Deferred Coupon Sterling Notes                        340.1              343.7
        9-3/4% Senior Deferred Coupon Notes                                  999.5              952.8
        9-3/4% Senior Deferred Coupon Sterling Notes                         348.8              354.4
        11-1/2% Senior Notes                                                 625.0              625.0
        12-3/8% Senior Deferred Coupon Notes                                 304.7              287.0
        7% Convertible Subordinated Notes                                    599.3              599.3
        Variable Rate Redeemable Guaranteed Loan Notes                           -               76.8
        9-1/4% Senior Euro Notes                                             238.6              252.3
        9-7/8% Senior Euro Notes                                             334.0              353.2
        11-1/2% Senior Deferred Coupon Euro Notes                            122.9              123.1

      NTL Triangle:
        11.2% Senior Discount Debentures                                     496.8              467.3
        Other                                                                  6.1                8.0

      Diamond:
        13-1/4% Senior Discount Notes                                        285.1              285.1
        11-3/4% Senior Discount Notes                                        503.9              476.2
        10-3/4% Senior Discount Notes                                        354.8              336.9
        10% Senior Sterling Notes                                            204.7              218.1
        9-1/8% Senior Notes                                                  110.0              110.0
        Other                                                                  9.2               11.5
                                                                         ---------          ---------
                                                                          13,410.1            8,880.6
          Less current portion                                                 5.4               82.6
                                                                         ---------          ---------
                                                                         $13,404.7          $ 8,798.0
                                                                         =========          =========

        NTL (Delaware), Inc. (formerly NTL Incorporated) and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


NOTE F - LONG-TERM DEBT (CONTINUED)

In May 2000, NTL Business Limited ("NTL Business"), a wholly-owned subsidiary of the Company, borrowed pound sterling 2,376.0 million ($3,602.7 million) under its pound sterling 2,500.0 million ($3,790.8 million) credit agreement in connection with the acquisition by NTL Incorporated of the consumer cable telephone, Internet and television operations of CWC in the United Kingdom ("ConsumerCo"). NTL Incorporated paid cash of pound sterling 2,847.3 million and issued an aggregate of 84.9 million shares of its common stock in exchange for each ordinary share of CWC. In addition, NTL Incorporated paid pound sterling 2,214.0 million to repay a portion of ConsumerCo's debt. Included in due from affiliates at June 30, 2000 is pound sterling 2,333.0 million ($3,537.5 million) due from ConsumerCo to NTL Business. In June 2000, NTL Business repaid pound sterling 600.0 million ($909.7 million). Interest is payable at least every six months at LIBOR plus a margin rate of 2.25% per annum, which is subject to adjustment based on the ratio of EBITDA to finance charges of the UK Group. The effective rate at June 30, 2000 was 8.21%. The unused portion of the commitment is available for refinancing ConsumerCo indebtedness and for working capital requirements of the UK Group. For purposes of this credit agreement, Diamond Cable Communications Limited and subsidiaries, NTL (Triangle) LLC and subsidiaries and certain other entities are excluded from the UK Group. The unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized. Principal is due in six quarterly installments beginning on June 30, 2004. The credit agreement contains various financial and other covenants with respect to the UK Group, and restrictions on dividends and distributions by the UK Group.

In March 2000, the Company borrowed CHF 2,700.0 million ($1,653.5 million) under its term loan facility in connection with the acquisition of Cablecom. Interest is payable at least every six months at Swiss LIBOR plus a margin rate of 2.5% per annum, which is subject to adjustment after March 2001 based on Cablecom's ratio of senior debt to EBITDA. The effective rate at June 30, 2000 was 5.638%. Principal is due over six years in quarterly installments beginning on March 31, 2004. Cablecom has the option to draw on a revolving loan facility up to an additional CHF 1,400.0 million ($857.4 million). The revolving facility is intended to finance operating expenses, working capital and other capital expenditures of Cablecom and subsidiaries and for their general corporate financing requirements. As of June 30, 2000, Cablecom had borrowed CHF 170.0 million ($104.1 million) under the revolving loan facility with an effective rate of 5.86%. The revolving facility is available until May 2003. The interest rate, interest payment requirements and principal payments for the revolving facility are the same as for the term loan facility. The revolving facility includes a commitment fee of 0.75% payable quarterly on the unused portion of the revolving facility commitment, which is reduced to 0.50% when over 50% of the commitment is utilized. The term loan facility and the revolving facility contain various financial and other covenants with respect to Cablecom and subsidiaries, and restrictions on dividends and distributions by Cablecom subsidiaries.

NTL Communications Limited ("NTLCL"), a wholly-owned indirect subsidiary of the Company, entered into a pound sterling 1,300.0 million ($1,971.2 million) credit agreement with a group of banks dated May 30, 2000. As of June 30, 2000, no amounts have been borrowed under this agreement. NTLCL and other members of the UK Group (as defined above) may utilize the proceeds under this credit agreement to finance the working capital requirements of the UK Group, provided that in no event shall the proceeds be used for a purpose other than to finance the construction, capital expenditure and working capital needs of a cable television or telephone or telecommunications business, or a related business, in the United Kingdom or Ireland. Interest is payable at least every six months at LIBOR plus a margin rate of 4.5% per annum. The margin rate shall increase by 0.5% on the three month anniversary of the initial advance and by an additional 0.5% on each subsequent three month anniversary, up to a maximum total interest rate of 16% per annum. The unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly. Principal is due in full on March 31, 2006. The credit agreement contains various financial and other covenants with respect to the UK Group, and restrictions on dividends and distributions by the UK Group.

In March 2000, the Company redeemed in full its Variable Rate Redeemable Guaranteed Loan Notes, principal amount of IRpound sterling 60.0 million ($72.5 million), plus accrued and unpaid interest using cash held in escrow.

        NTL (Delaware), Inc. (formerly NTL Incorporated) and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited) (continued)



NOTE G - COMPREHENSIVE LOSS

The Company's comprehensive loss for the three months ended June 30, 2000 and 1999 was $(747.9) million and $(441.3) million, respectively. The Company's comprehensive loss for the six months ended June 30, 2000 and 1999 was $(1,255.9) million and $(785.8) million, respectively.

NOTE H - SEGMENT DATA


                                                           RESIDENTIAL
                                                             TELECOMS                              CORPORATE
                                                               AND              NATIONAL              AND
                                        BROADCAST          TELEVISION           TELECOMS             OTHER                 TOTAL
                                        -------------------------------------------------------------------------------------------
                                                                           (in millions)
Six months ended June 30, 2000
Revenues                                $   110.6           $   596.2           $   365.9           $       -            $ 1,072.7
EBITDA (1)                                   58.3               164.2               114.7              (190.0)               147.2

Six months ended June 30, 1999
Revenues                                $    89.7           $   365.3           $   218.6           $       -            $   673.6
EBITDA (1)                                   52.8               100.6                46.7              (130.2)                69.9

Total assets
June 30, 2000                           $   673.4           $ 9,710.4           $ 1,349.4           $ 5,697.0            $17,430.2
December 31, 1999                           748.7             6,106.5             1,180.8             4,175.6             12,211.6

(1) Represents earnings before interest, taxes, depreciation and amortization, corporate expenses, franchise fees, other charges and foreign currency transaction losses.

The reconciliation of segment combined EBITDA to loss before income tax benefit is as follows:


                                                      SIX MONTHS ENDED JUNE 30,
                                                    ----------------------------
                                                      2000                1999
                                                    --------            --------
      Segment Combined EBITDA                       $  147.2            $   69.9

      (Add) Deduct:
      Franchise fees                                       -                14.6
      Other charges                                     13.7                   -
      Corporate expenses                                20.1                13.7
      Depreciation and amortization                    565.3               331.7
      Interest and other income                        (45.8)              (20.7)
      Interest expense                                 448.9               298.6
      Foreign currency transaction losses              115.0                10.9
                                                    --------            --------
                                                     1,117.2               648.8
                                                    --------            --------
      (Loss) before income tax benefit              $ (970.0)           $ (578.9)
                                                    ========            ========

        NTL (Delaware), Inc. (formerly NTL Incorporated) and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


NOTE I - COMMITMENTS AND CONTINGENT LIABILITIES

At June 30, 2000, the Company was committed to pay approximately $280.0 million for equipment and services, which includes certain operations and maintenance contracts through 2005.

A wholly-owned subsidiary of the Company, Premium TV Limited, has entered into media partnerships with various United Kingdom football clubs whereby Premium TV Limited will receive certain marketing and sponsorship rights. Premium TV Limited will provide loan facilities to the clubs, repayable through the issue of shares in the football clubs, as well as provide funding to joint ventures with the clubs. At June 30, 2000, the aggregate commitment was pound sterling 65.0 million ($98.6 million). In addition, Premium TV Limited expects
(a) to pay approximately pound sterling 109.0 million ($165.3 million) per annum for a three-year license from the British Football Association's Premier League to televise and offer 40 Premier League matches live, on a pay-per-view basis in the course of a season beginning at the start of the 2001/2 season, and (b) to pay fees of up to pound sterling 65.0 million ($98.6 million) over five years for the right to enter into a joint venture with the Football League to set-up an Internet portal for all 72 Football League clubs who wish to participate.

In August 2000, NTL Incorporated announced that it had signed an agreement in partnership with Morgan Stanley Dean Witter Private Equity to buy France Telecom's 49.9% stake in Noos, the leading broadband company in France offering cable television, telephony and Internet services. NTL Incorporated will acquire 27% of Noos for approximately $627.0 million, which is payable in shares of NTL Incorporated redeemable preferred stock.

The Company is involved in certain disputes and litigation arising in the ordinary course of its business. None of these matters are expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

        NTL (Delaware), Inc. (formerly NTL Incorporated) and Subsidiaries



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The following table shows the cable television and telephony customer statistics for NTL:

      ===========================================================================================================
                                              CABLE TELEVISION AND TELEPHONY CUSTOMERS AS OF JUNE 30, 2000
      -----------------------------------------------------------------------------------------------------------
                                       "Original"            UK and            Continental
                                         NTL(1)            Ireland (2)          Europe(3)               Total
      -----------------------------------------------------------------------------------------------------------
        Homes in Franchise (4)         2,090,000            5,768,100            1,861,000            7,629,100
      -----------------------------------------------------------------------------------------------------------
        Homes Passed                   1,392,500            4,405,600            1,859,600            6,265,200
      -----------------------------------------------------------------------------------------------------------
        Homes marketed (Tel.)          1,199,500            3,273,800                    0            3,723,800
      -----------------------------------------------------------------------------------------------------------
        Homes marketed (CATV)          1,199,500            3,901,000            1,668,100            5,569,100
      -----------------------------------------------------------------------------------------------------------
        Total customers                  596,200            1,881,500            1,428,800            3,310,300
      -----------------------------------------------------------------------------------------------------------
           Dual                          550,400            1,022,300                    0            1,022,300
      -----------------------------------------------------------------------------------------------------------
           Telephone-only                 21,300              315,800                    0              315,800
      -----------------------------------------------------------------------------------------------------------
           Cable-only                     24,500              543,400            1,428,800            1,972,200
      -----------------------------------------------------------------------------------------------------------
        Total RGUs(5)                  1,146,600            2,903,800            1,428,800            4,332,600
      -----------------------------------------------------------------------------------------------------------
        Customer penetration                49.7%                48.2%                85.7%                59.4%
      -----------------------------------------------------------------------------------------------------------
        RGU penetration                     95.6%                74.4%                85.7%                77.8%
      -----------------------------------------------------------------------------------------------------------
        Telephone penetration               47.7%                40.9%                 n/a                 35.9%
      -----------------------------------------------------------------------------------------------------------
        Cable penetration                   47.9%                40.1%                85.7%                53.8%
      ===========================================================================================================

(1)   Data for franchises which NTL has been developing since 1993

(2) Data for the following franchises: "Original NTL", Comcast UK, Diamond Cable, ComTel, Cablelink and BT Cable

(3) Includes Cablecom (Switzerland) and the "1G Networks" (France). Cablecom homes passed and homes marketed have been revised upward from the prior quarter, however remain as a best estimate.

(4) UK and Ireland franchise home information from The Media Map Datafile 2000. Data for Switzerland and France is from internal estimates.

(5) An RGU is one cable television account or one telephone account; a dual customer generates two RGUs.

The following table shows the cable television and telephony customer statistics for "Original NTL":

      ==================================================================================================================
                                                          CATV AND TELEPHONY CUSTOMERS FOR "ORIGINAL NTL"
      ------------------------------------------------------------------------------------------------------------------
                                             06/30/2000       03/31/2000       12/31/1999     12/31/1998     12/31/1997
      ------------------------------------------------------------------------------------------------------------------
        Total customers                       596,200           572,200        552,900         471,000        321,300
      ------------------------------------------------------------------------------------------------------------------
        Homes Marketed                      1,199,500         1,171,300      1,145,600       1,064,600        810,000
      ------------------------------------------------------------------------------------------------------------------
        Customer penetration                     49.7%             48.9%          48.3%           44.2%          39.7%
      ------------------------------------------------------------------------------------------------------------------
        RGU penetration                          95.6%             94.0%          92.9%           85.0%          75.1%
      ------------------------------------------------------------------------------------------------------------------
        Telephone penetration                    47.7%             46.7%          46.2%           42.3%          37.3%
      ------------------------------------------------------------------------------------------------------------------
        Cable penetration                        47.9%             47.3%          46.8%           42.7%          37.8%
      ------------------------------------------------------------------------------------------------------------------

        NTL (Delaware), Inc. (formerly NTL Incorporated) and Subsidiaries



The following table shows the cable television and telephony customer statistics for Comcast UK ("NTL Triangle"), ComTel and Diamond Cable, acquired in late 1998 to early 1999:

     ==========================================================================================
                                                        CATV AND TELEPHONY CUSTOMERS
                                                      (COMCAST UK, COMTEL AND DIAMOND)
     ------------------------------------------------------------------------------------------
                                             06/30/2000           12/31/1999         6/30/1999
     ------------------------------------------------------------------------------------------
       Total customers                        861,200            799,700             739,700
     ------------------------------------------------------------------------------------------
       Customer penetration                      40.2%              37.4%               35.7%
     ------------------------------------------------------------------------------------------
       RGU penetration                           62.2%              57.2%               53.6%
     ------------------------------------------------------------------------------------------
       Telephone penetration                     36.9%              34.6%               32.6%
     ------------------------------------------------------------------------------------------
       Cable penetration                         26.4%              24.5%               22.8%
     ------------------------------------------------------------------------------------------

The following table shows the Internet operating statistics for NTL:

       ==============================================================================================================
                                                       INTERNET CUSTOMERS AS OF JUNE 30, 2000
       --------------------------------------------------------------------------------------------------------------
                                                                       WHICH?
                                     NTL DIRECT        VIRGINNET       ONLINE       SWITZERLAND            TOTAL
       --------------------------------------------------------------------------------------------------------------
         Total customers               128,300          708,900        60,000         160,900            1,058,100
       -----------------------------------------------------------------------------------------=====================

On May 18, 2000, NTL Incorporated completed a corporate restructuring to create a holding company structure. The holding company restructuring was accomplished through a merger so that all the stockholders of NTL Incorporated at the effective time of the merger became stockholders of the new holding company, and NTL Incorporated became a subsidiary of the new holding company. The new holding company has taken the name NTL Incorporated and the holding company's subsidiary simultaneously changed its name to NTL (Delaware), Inc. The "Company" refers to NTL Incorporated and subsidiaries up to and including May 17, 2000, and to NTL (Delaware), Inc. and subsidiaries beginning May 18, 2000.

                              RESULTS OF OPERATIONS

As a result of the completion of the acquisitions of Diamond Cable Communications Limited ("Diamond") in March 1999, the Australian National Transmission Network ("NTL Australia") in April 1999, Cablelink Limited ("Cablelink") in July 1999, the "1G Networks" of France Telecom in August and December 1999, NTL Business Limited (formerly Workplace Technologies plc) ("NTL Business") in September 1999, and the cable assets of the Cablecom Group ("Cablecom") in March 2000, the Company consolidated the results of operations of these businesses from the dates of acquisition. The results of these businesses are not included in the 1999 results except for the results of operations of Diamond and NTL Australia from the dates of acquisition.

Three Months Ended June 30, 2000 and 1999

Residential telecommunications and television revenues increased to $342.7 million from $196.5 million as a result of acquisitions and from customer growth that increased the Company's current revenue stream. The 2000 and 1999 revenue includes $156.8 million and $37.0 million, respectively, from acquired companies. The Company expects its customer base to continue to increase which will drive further revenue growth as the Company completes the construction of its broadband network past the remaining homes in its franchise areas.

        NTL (Delaware), Inc. (formerly NTL Incorporated) and Subsidiaries




National and international telecommunications revenues increased to $184.4 million from $112.8 million as a result of acquisitions and from increases in business telecommunications revenues, Internet services revenues and carrier services revenues. The 2000 and 1999 revenue includes $42.6 million and $9.1 million, respectively, from acquired companies. Business telecommunications and Internet services revenues increased primarily as a result of customer growth. The Company expects its business telecommunications and Internet services customer base to continue to increase which will drive further revenue growth. The Company continues to focus specific sales and marketing effort on business customers and for Internet services in its completed network. Carrier services revenues increased due to growth in voice, video and data services provided by the Company's wholesale operation to broadcasters and telephone companies, respectively. Revenue growth in carrier services is primarily dependent upon the Company's ability to continue to attract new customers and expand services to existing customers.

Broadcast transmission and other revenues increased to $54.7 million from $50.9 million due to revenues of $13.6 million, and $10.1 million from NTL Australia in 2000 and in 1999, respectively, and from increases in broadcast television and FM radio customers and accounts, which exceeded price cap reductions in the Company's regulated services. The Company expects its digital broadcasting services to increase in the future.

Operating expenses increased to $301.2 million from $167.8 million as a result of increases in interconnection costs and programming costs due to customer growth. The 2000 and 1999 expense includes $96.7 million and $23.1 million, respectively, from acquired companies.

Selling, general and administrative expenses increased to $202.1 million from $155.1 million as a result of increases in telecommunications and CATV sales and marketing costs and increases in additional personnel and overhead to service the increasing customer base. The 2000 and 1999 expense includes $67.1 million and $16.1 million, respectively, from acquired companies.

Pursuant to the terms of various United Kingdom licenses, the Company incurred license fees paid to the Independent Television Commission ("ITC") to operate as the exclusive service provider in certain of its franchise areas. Upon a request by the Company in 1999, the ITC converted all of the Company's fee bearing exclusive licenses to non-exclusive licenses at the end of 1999, and the Company's liability for license payments ceased upon the conversion. Franchise fees were $7.7 million in 1999.

One of the Company's major costs has been for the integration of acquired companies' information technology systems, while simultaneously upgrading them for digital television, interactive services and video-on-demand. Other charges of $13.7 million in 2000 were incurred for this integration effort.

Corporate expenses increased to $9.9 million from $8.5 million due to an increase in various overhead costs.

Depreciation and amortization expense increased to $315.7 million from $190.0 million due to an increase in depreciation of telecommunications and CATV equipment. The 2000 and 1999 expense includes $153.8 million and $61.6 million, respectively, from acquired companies, including amortization of acquisition related intangibles.

        NTL (Delaware), Inc. (formerly NTL Incorporated) and Subsidiaries




Interest expense increased to $242.9 million from $167.7 million due to the issuance of additional debt in 1999, and the increase in the accretion of original issue discount on the deferred coupon notes. The 2000 and 1999 expense includes $84.8 million and $39.6 million, respectively, from acquired companies. Interest of $120.4 million and $32.0 million was paid in the three months ended June 30, 2000 and 1999, respectively.

Foreign currency transaction losses increased to $86.7 million from $21.6 million primarily due to the effect of unfavorable changes in exchange rates. The Company's results of operations are impacted by changes in foreign currency exchange rates as follows. The Company and certain of its subsidiaries have cash, cash equivalents and debt denominated in foreign currencies that are effected by changes in exchange rates. In addition, foreign subsidiaries of the Company whose functional currency is not the U.S. dollar hold cash, cash equivalents and debt denominated in U.S. dollars which are effected by changes in exchange rates.

Six Months Ended June 30, 2000 and 1999

Residential telecommunications and television revenues increased to $596.2 million from $365.3 million as a result of acquisitions and from customer growth that increased the Company's current revenue stream. The 2000 and 1999 revenue includes $220.9 million and $49.3 million, respectively, from acquired companies. The Company expects its customer base to continue to increase which will drive further revenue growth as the Company completes the construction of its broadband network past the remaining homes in its franchise areas.

National and international telecommunications revenues increased to $365.9 million from $218.6 million as a result of acquisitions and from increases in business telecommunications revenues, Internet services revenues and carrier services revenues. The 2000 and 1999 revenue includes $89.1 million and $12.6 million, respectively, from acquired companies. Business telecommunications and Internet services revenues increased primarily as a result of customer growth. The Company expects its business telecommunications and Internet services customer base to continue to increase which will drive further revenue growth. The Company continues to focus specific sales and marketing effort on business customers and for Internet services in its completed network. Carrier services revenues increased due to growth in voice, video and data services provided by the Company's wholesale operation to broadcasters and telephone companies, respectively. Revenue growth in carrier services is primarily dependent upon the Company's ability to continue to attract new customers and expand services to existing customers.

Broadcast transmission and other revenues increased to $110.6 million from $89.7 million due to revenues of $28.4 million and $10.1 million from NTL Australia in 2000 and in 1999, respectively, and from increases in broadcast television and FM radio customers and accounts, which exceeded price cap reductions in the Company's regulated services. The Company expects its digital broadcasting services to increase in the future.

Operating expenses increased to $542.1 million from $329.4 million as a result of increases in interconnection costs and programming costs due to customer growth. The 2000 and 1999 expense includes $159.3 million and $28.6 million, respectively, from acquired companies.

        NTL (Delaware), Inc. (formerly NTL Incorporated) and Subsidiaries



Selling, general and administrative expenses increased to $383.4 million from $274.3 million as a result of increases in telecommunications and CATV sales and marketing costs and increases in additional personnel and overhead to service the increasing customer base. The 2000 and 1999 expense includes $107.9 million and $21.7 million, respectively, from acquired companies.

Pursuant to the terms of various United Kingdom licenses, the Company incurred license fees paid to the ITC to operate as the exclusive service provider in certain of its franchise areas. Upon a request by the Company in 1999, the ITC converted all of the Company's fee bearing exclusive licenses to non-exclusive licenses at the end of 1999, and the Company's liability for license payments ceased upon the conversion. Franchise fees were $14.6 million in 1999.

One of the Company's major costs has been for the integration of acquired companies' information technology systems, while simultaneously upgrading them for digital television, interactive services and video-on-demand. Other charges of $13.7 million in 2000 were incurred for this integration effort.

Corporate expenses increased to $20.1 million from $13.7 million due to an increase in various overhead costs.

Depreciation and amortization expense increased to $565.3 million from $331.7 million due to an increase in depreciation of telecommunications and CATV equipment. The 2000 and 1999 expense includes $236.2 million and $80.1 million, respectively, from acquired companies, including amortization of acquisition related intangibles.

Interest expense increased to $448.9 million from $298.6 million due to the issuance of additional debt in 1999, and the increase in the accretion of original issue discount on the deferred coupon notes. The 2000 and 1999 expense includes $126.7 million and $52.3 million, respectively, from acquired companies. Interest of $224.0 million and $92.2 million was paid in the six months ended June 30, 2000 and 1999, respectively.

Foreign currency transaction losses increased to $115.0 million from $10.9 million primarily due to the effect of unfavorable changes in exchange rates. The Company's results of operations are impacted by changes in foreign currency exchange rates as follows. The Company and certain of its subsidiaries have cash, cash equivalents and debt denominated in foreign currencies that are effected by changes in exchange rates. In addition, foreign subsidiaries of the Company whose functional currency is not the U.S. dollar hold cash, cash equivalents and debt denominated in U.S. dollars which are effected by changes in exchange rates.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company will continue to require significant amounts of capital to finance construction of its local and national networks, for connection of telephone, telecommunications, Internet and CATV customers to the networks, for other capital expenditures and for debt service. The Company estimates that these requirements, net of cash from operations, will aggregate up to approximately $1,700.0 million from July 1, 2000 to June 30, 2001. The Company's commitments at June 30, 2000 for equipment and services through June 30, 2001 are included in the anticipated requirements. The Company had $562.2 million in cash on hand at June 30, 2000. The Company expects to utilize a portion of its bank facilities to fund the balance of these requirements.

        NTL (Delaware), Inc. (formerly NTL Incorporated) and Subsidiaries



NTL Business Limited ("NTL Business"), a wholly-owned subsidiary of the Company, has the option to draw on the unused portion of its pound sterling 2,500.0 million ($3,790.8 million) commitment amounting to pound sterling 724.0 million ($1,097.8 million) at June 30, 2000. The unused portion of the commitment is available for refinancing ConsumerCo indebtedness and for working capital requirements of the UK Group, as defined. For purposes of this credit agreement, Diamond and subsidiaries, NTL (Triangle) LLC ("NTL Triangle") and subsidiaries and certain other entities are excluded from the UK Group.

NTL Communications Limited ("NTLCL"), a wholly-owned indirect subsidiary of the Company, entered into a pound sterling 1,300.0 million ($1,971.2 million) credit agreement with a group of banks dated May 30, 2000. As of June 30, 2000, no amounts have been borrowed under this agreement. NTLCL and other members of the UK Group (as defined above) may utilize the proceeds under this credit agreement to finance the working capital requirements of the UK Group, provided that in no event shall the proceeds be used for a purpose other than to finance the construction, capital expenditure and working capital needs of a cable television or telephone or telecommunications business, or a related business, in the United Kingdom or Ireland. Interest is payable at least every six months at LIBOR plus a margin rate of 4.5% per annum. The margin rate shall increase by 0.5% on the three month anniversary of the initial advance and by an additional 0.5% on each subsequent three month anniversary, up to a maximum total interest rate of 16% per annum. The unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly. Principal is due in full on March 31, 2006.

Cablecom has the option to draw on a revolving loan facility of up to CHF 1,400.0 million ($857.4 million). The revolving facility is intended to finance operating expenses, working capital and other capital expenditures of Cablecom and subsidiaries and for their general corporate financing requirements. As of June 30, 2000, Cablecom had borrowed CHF 170.0 million ($104.1 million) under the revolving loan facility. The revolving facility is available until May 2003. The interest rate, interest payment requirements and principal payments for the revolving facility are the same as for the term loan facility. The revolving facility includes a commitment fee of 0.75% payable quarterly on the unused portion of the revolving facility commitment, which is reduced to 0.50% when over 50% of the commitment is utilized.

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

NTL Triangle, an indirect wholly-owned subsidiary of the Company, sold its 50% ownership interest in Cable London PLC in November 1999 for pound sterling 428.0 million ($649.0 million) in cash. The sale of the Cable London PLC interest is an "Asset Sale" for purposes of the NTL, Communications Corp. ("NTL Communications") Indentures for certain of its notes. NTL Communications will need to use an amount equal to the proceeds from the sale to repay subsidiary debt, invest in "Replacement Assets" or make an offer to redeem certain of its notes by November 2000. NTL Communications expects to satisfy this requirement by investing in fixed assets in the United Kingdom and Ireland which are "Replacement Assets".

        NTL (Delaware), Inc. (formerly NTL Incorporated) and Subsidiaries



A wholly-owned subsidiary of the Company, Premium TV Limited, has entered into media partnerships with United Kingdom football clubs whereby Premium TV Limited will receive certain marketing and sponsorship rights. Premium TV Limited will provide loan facilities to the clubs, repayable through the issue of shares in the football clubs, as well as provide funding to joint ventures with the clubs. At June 30, 2000, the aggregate commitment was pound sterling 65.0 million ($98.6 million). In addition, Premium TV Limited expects (a) to pay approximately pound sterling 109.0 million ($165.3 million) per annum for a three-year license from the British Football Association's Premier League to televise and offer 40 Premier League matches live, on a pay-per-view basis in the course of a season beginning at the start of the 2001/2 season, and (b) to pay fees of up to pound sterling 65.0 million ($98.6 million) over five years for the right to enter into a joint venture with the Football League to set-up an Internet portal for all 72 Football League clubs who wish to participate.

In August 2000, NTL Incorporated announced that it had signed an agreement in partnership with Morgan Stanley Dean Witter Private Equity to buy France Telecom's 49.9% stake in Noos, the leading broadband company in France offering cable television, telephony and Internet services. NTL Incorporated will acquire 27% of Noos for approximately $627.0 million, which is payable in shares of NTL Incorporated redeemable preferred stock.

The Company is highly leveraged. The accreted value at June 30, 2000 of the Company's consolidated long-term indebtedness is $13,404.7 million, representing approximately 94% of total capitalization. The following summarizes the terms of those notes issued by the Company and its subsidiaries.

NTL (Delaware), Inc.:

(1) 5-3/4% Convertible Subordinated Notes due December 15, 2009, principal amount at maturity of $1,200.0 million, interest payable semiannually from June 15, 2000, redeemable at the Company's option on or after December 18, 2002, convertible after March 21, 2000 into shares of the Company's common stock at a conversion price of $108.18 per share;

NTL Business:

(2) Credit Agreement of pound sterling 2,500.0 million ($3,790.8 million), of which pound sterling 1,776.0 million ($2,693.0 million) was outstanding at June 30, 2000, interest payable at least every six months at LIBOR plus a margin rate of 2.25% per annum, which is subject to adjustment, effective interest rate at June 30, 2000 was 8.21%, the unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized, principal is due in six quarterly installments beginning on June 30, 2004;

Cablecom:

(3) Term Loan Facility of CHF 2,700.0 million ($1,653.5 million), interest payable at least every six months at Swiss LIBOR plus a margin rate of 2.5% per annum, which is subject to adjustment after March 2001 effective rate of 5.638% at June 30, 2000, principal is due over six years in quarterly installments beginning on March 31, 2004;

NTL Communications:

(4) 12-3/4% Senior Deferred Coupon Notes due April 15, 2005, principal amount at maturity of $277.8 million, interest payable semiannually beginning on October 15, 2000, redeemable at the Company's option on or after April 15, 2000;

        NTL (Delaware), Inc. (formerly NTL Incorporated) and Subsidiaries



(5) 11-1/2% Senior Deferred Coupon Notes due February 1, 2006, principal amount at maturity of $1,050.0 million, interest payable semiannually beginning on August 1, 2001, redeemable at the Company's option on or after February 1, 2001;

(6) 10% Senior Notes due February 15, 2007, principal amount at maturity of $400.0 million, interest payable semiannually from August 15, 1997, redeemable at the Company's option on or after February 15, 2002;

(7) 9-1/2% Senior Sterling Notes due April 1, 2008, principal amount at maturity of pound sterling 125.0 million ($189.5 million), interest payable semiannually from October 1, 1998, redeemable at the Company's option on or after April 1, 2003;

(8) 10-3/4% Senior Deferred Coupon Sterling Notes due April 1, 2008, principal amount at maturity of pound sterling 300.0 million ($454.9 million), interest payable semiannually beginning on October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

(9) 9-3/4% Senior Deferred Coupon Notes due April 1, 2008, principal amount at maturity of $1,300.0 million, interest payable semiannually beginning on October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

(10) 9-3/4% Senior Deferred Coupon Sterling Notes due April 15, 2009, principal amount at maturity of pound sterling 330.0 million ($500.4 million), interest payable semiannually beginning on October 15, 2004, redeemable at the Company's option on or after April 15, 2004;

(11) 11-1/2% Senior Notes due October 1, 2008, principal amount at maturity of $625.0 million, interest payable semiannually from April 1, 1999, redeemable at the Company's option on or after October 1, 2003;

(12) 12-3/8% Senior Deferred Coupon Notes due October 1, 2008, principal amount at maturity of $450.0 million, interest payable semiannually beginning on April 1, 2004, redeemable at the Company's option on or after October 1, 2003;

(13) 7% Convertible Subordinated Notes due December 15, 2008, principal amount at maturity of $599.3 million, interest payable semiannually from June 15, 1999, convertible into shares of the Company's common stock at a conversion price of $39.20 per share, redeemable at the Company's option on or after December 15, 2001;

(14) 9-1/4% Senior Euro Notes due November 15, 2006, principal amount at maturity of euro 250.0 million ($238.6 million), interest payable semiannually from May 15, 2000;

(15) 9-7/8% Senior Euro Notes due November 15, 2009, principal amount at maturity of euro 350.0 million ($334.0 million), interest payable semiannually from May 15, 2000, redeemable at the Company's option on or after November 15, 2004;

        NTL (Delaware), Inc. (formerly NTL Incorporated) and Subsidiaries


(16) 11-1/2% Senior Deferred Coupon Euro Notes due November 15, 2009, principal amount at maturity of euro 210.0 million ($200.4 million), interest payable semiannually beginning on May 15, 2005, redeemable at the Company's option on or after November 15, 2004;

NTL Triangle:

(17) 11.2% Senior Discount Debentures due November 15, 2007, principal amount at maturity of $517.3 million, interest payable semiannually beginning on May 15, 2001, redeemable at NTL Triangle's option after November 15, 2000;

Diamond:

(18) 13-1/4% Senior Discount Notes due September 30, 2004, principal amount at maturity of $285.1 million, interest payable semiannually from June 30, 2000, redeemable at Diamond's option after September 30, 1999;

(19) 11-3/4% Senior Discount Notes due December 15, 2005, principal amount at maturity of $531.0 million, interest payable semiannually beginning on June 15, 2001, redeemable at Diamond's option on or after December 15, 2000;

(20) 10-3/4% Senior Discount Notes due February 15, 2007, principal amount at maturity of $420.5 million, interest payable semiannually beginning on August 15, 2002, redeemable at Diamond's option on or after December 15, 2002;

(21) 10% Senior Sterling Notes due February 1, 2008, issued by Diamond Holdings plc, a wholly-owned subsidiary of Diamond, principal amount at maturity of pound sterling 135.0 million ($204.7 million), interest payable semiannually from August 1, 1998, redeemable at Diamond's option on or after February 1, 2003; and

(22) 9-1/8% Senior Notes due February 1, 2008, issued by Diamond Holdings plc, principal amount at maturity of $110.0 million, interest payable semiannually from August, 1, 1998, redeemable at Diamond's option on or after February 1, 2003.

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

        NTL (Delaware), Inc. (formerly NTL Incorporated) and Subsidiaries



The Company's operations are conducted through its direct and indirect wholly-owned subsidiaries. As a holding company, the Company holds no significant assets other than cash and its investments in and advances to its subsidiaries. The Company's ability to pay cash dividends to its stockholders may be dependent upon the receipt of sufficient funds from its subsidiaries. The Company's wholly-owned subsidiary, NTL Communications, is also a holding company that conducts its operations through its subsidiaries. Accordingly, NTL Communications' ability to make scheduled interest and principal payments when due to holders of its indebtedness may be dependent upon the receipt of sufficient funds from its subsidiaries.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Cash (used in) provided by operating activities was $(251.5) million and $46.1 million in the six months ended June 30, 2000 and 1999, respectively. This change is primarily due to the increase in the net loss and changes in working capital as a result of the timing of receipts and disbursements.

Purchases of fixed assets were $734.0 million in 2000 and $559.4 million in 1999 as a result of the continuing fixed asset purchases and construction, including purchases and construction by acquired companies.

Acquisitions, net of cash acquired of $3,469.8 million, proceeds from borrowings, net of financing costs of $5,298.3 million and proceeds from issuance of redeemable preferred stock of $1,850.0 million in 2000 were primarily for the acquisitions of Cablecom and ConsumerCo including the term loan facility and the credit agreement entered into with groups of banks and the preferred stock issued to France Telecom and certain commercial banks. The due from affiliate of $3,663.0 million is due from ConsumerCo to NTL Business as a result of borrowings by NTL Business for the ConsumerCo acquisition.

The cash used for other assets of $317.5 million in 2000 was primarily for investments in and loans to unconsolidated entities. Included in this amount is a $59.3 million deposit for financing costs which was returned to the Company in July 2000.

        NTL (Delaware), Inc. (formerly NTL Incorporated) and Subsidiaries



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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in the reported market risks since the end of the most recent fiscal year.

        NTL (Delaware), Inc. (formerly NTL Incorporated) and Subsidiaries



PART II.   OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 11, 2000, NTL (Delaware), Inc. held the second part of a special meeting of stockholders. The first part of this meeting was held on March 21, 2000. The following management proposals were adopted: (1) the share issuance of NTL common stock to the shareholders of Cable & Wireless Communications plc in exchange for ConsumerCo and (2) the amendment of the Restated Certificate of Incorporation of NTL to grant a Board seat right to Cable and Wireless plc. The stockholders approved the first proposal by a vote of 121,489,330 shares in favor, 25,270 shares against and 377,640 shares abstaining from voting. The stockholders approved the second proposal by a vote of 121,413,225 shares in favor, 61,173 shares against and 417,842 shares abstaining from voting.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

   (a)     Exhibits.

           27. Financial Data Schedule

   (b)     Reports on Form 8-K.

           During the quarter ended June 30, 2000, the Company filed the following reports on Form 8-K:

            (i) Report dated April 27, 2000 (filed April 27, 2000) reporting under Item 5, Other Events, that the Company and France Telecom confirmed that NTL Mobile, their joint venture, has withdrawn from the UMTS auction.

            (ii)  Report dated May 4, 2000 (filed May 4, 2000) reporting under
                  Item 5, Other Events, that the Company has prepared unaudited pro forma financial data in connection with its acquisitions of Cablecom and ConsumerCo and under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, unaudited pro forma financial data.

            (iii) Report dated March 16, 2000 (filed May 10, 2000) reporting under Item 2, Acquisition or Disposition of Assets, that the Company amended its Current Report on Form 8-K, dated March 16, 2000, by filing financial statements of Cablecom Holdings AG and certain pro forma financial information for the registrant and under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, the consolidated financial statements of Cablecom Holdings AG and subsidiaries for the year ended December 31, 1999 and the unaudited pro forma financial data of the Company and its subsidiaries.

            (iv)  Report dated May 10, 2000 (filed May 16, 2000) reporting under
                  Item 5, Other Events, that the Secretary of State for Trade and Industry had approved France Telecom's investment in the Company, that the Company made a $6.0 million equity investment in Diva Systems Corporation and that the Company announced its first quarter results.

            (v) Report dated May 18, 2000 (filed May 19, 2000), reporting under Item 5, Other Events, that the Company completed a corporate restructuring to create a holding company structure.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    NTL (DELAWARE), INC.



Date:  August 10, 2000              By: /s/ Barclay Knapp
                                       -------------------------
                                       Barclay Knapp
                                       President and Chief Executive Officer


Date:  August 10, 2000              By: /s/ Gregg N. Gorelick
                                       --------------------------
                                       Gregg N. Gorelick
                                       Vice President-Controller
                                       (Principal Accounting Officer)