Form 10-K/A
period 1999-12-31
NTL DELAWARE INC
filed 2000-08-29
CIK 1083198

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                F O R M 10-K/A-1




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

                                TABLE OF CONTENTS

                                                                                                               PAGE
PART I

Item 1.           Business................................................................................         1 *
Item 2.           Properties..............................................................................        34 *
Item 3.           Legal Proceedings.......................................................................        35 *
Item 4.           Submission of Matters to a Vote of Security Holders.....................................        35 *

PART II

Item 5.           Market for the Registrant's Common Equity and Related Stockholder Matters...............        36 *
Item 6.           Selected Financial Data.................................................................        37 *
Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................................................        38 *
Item 7a.          Quantitative and Qualitative Disclosure about Market Risk...............................        45 *
Item 8.           Financial Statements and Supplementary Data.............................................        47 *
Item 9.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure................................................................        48 *

PART III

Items 10, 11, 12, and 13..................................................................................        48 *
PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K.............................................................................        48 *

Exhibit Index     ........................................................................................        49

Signatures        ........................................................................................        55 *

Index to Consolidated Financial Statements  ..............................................................       F-1

*    Previously filed

       The Annual Report on Form 10-K of NTL (Delaware), Inc. (formerly NTL Incorporated) for the fiscal year ended December 31, 1999 is being amended by this Form 10-K/A-1 (1) to revise Note 2 - Significant Accounting Policies - Revenue Recognition in the Notes to Consolidated Financial Statements in Item 14, (2) to add information to Note 21 - Industry Segments in the Notes to Consolidated Financial Statements in Item 14 and (3) to add Exhibit 23.2 to the
Exhibit Index in Part IV and to attach such exhibit thereto. All other exhibits listed in the Exhibit Index were either incorporated by reference in or originally filed with the Annual Report on Form 10-K of NTL (Delaware), Inc. (formerly NTL Incorporated) for the fiscal year ended December 31, 1999.


                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                NTL Incorporated


Dated: August 29, 2000                          By:    /s/ Gregg N. Gorelick
                                                       ---------------------
                                                Name:  Gregg N. Gorelick
                                                Title: Vice President-Controller

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

4.42 Registration Rights Agreement, dated December 22, 1999, re: 5-3/4% Convertible Subordinated Notes Due 2009.

4.43 Form of Preferred Stock (Incorporated by reference to the 1996 Form 10-K filed by NTL Communications (File No. 0-22616) on March 28, 1999)

4.44 Indenture, dated as of June 12, 1996, by and between the Company and Chemical Bank, as Trustee, with respect to the 7% Convertible Notes (Incorporated by reference from Registration Statement on Form S-3, File No. 333-07879)

4.45 Registration Rights Agreement, dated June 12, 1996, by and among the Company and Donaldson, Lufkin & Jenrette Securities Corporation and Salomon Brothers Inc, with respect to the 7% Convertible Notes (Incorporated by reference from Registration Statement on Form S-3, File No. 33-07879)

4.46 Indenture, dated as of April 20, 1995, by and among the Company and Chemical Bank, as Trustee, with respect to the 7-1/4% Convertible Notes (Incorporated by reference from Registration Statement on Form S-3, File No. 333-92792)

4.47 Registration Agreement, dated April 12, 1995, by and among the Company and Salomon Brothers Inc, Donaldson, Lufkin & Jenrette Securities Corporation and Goldman Sachs & Co., with respect to the 7-1/4% Convertible Notes (Incorporated by reference from Registration Statement on Form S-3, File No. 333-92792)

4.48 Rights Agreement entered into by the Company and Continental Stock Transfer & Trust Company (Incorporated by reference to Exhibit 4.2, to the Registration Statement on Form S-1, File No. 33-63570)

4.48(a) Amendment No. 1 to the Rights Agreement, dated as of March 31, 1999, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent. (Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-76601)

4.48(b) Amendment No. 2 to the Rights Agreement, dated as of October 23, 1999, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent.

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

21       Subsidiaries of the Registrant

23.1     Consent of Ernst & Young LLP

23.2     Consent of Ernst & Young LLP

27.1     Financial Data Schedule, for the year ended December 31, 1999

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

REVENUE RECOGNITION

Revenues are recognized at the time the service is rendered to the customer or the performance of the service has been completed. Charges for services that are billed in advance are deferred and recognized when earned.

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

                        NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


21.       INDUSTRY SEGMENTS (CONTINUED)

                                                        RESIDENTIAL TELECOMS                       CORPORATE
                                                                AND                NATIONAL           AND
                                        BROADCAST            TELEVISION            TELECOMS          OTHER           TOTAL
                                       ------------------------------------------------------------------------------------
                                                                            (in thousands)
YEAR ENDED DECEMBER 31, 1999
Revenues                                    $201,900             $834,339          $  547,895   $         -      $1,584,134
Depreciation and amortization                 68,584              528,344              59,852       134,542         791,322
EBITDA (1)                                   111,839              233,530             144,845      (279,296)        210,918
Expenditures for long-lived assets            42,210              591,364             388,965       131,766       1,154,305
Total assets (2)                             748,658            6,106,536           1,180,779     4,175,593      12,211,566
YEAR ENDED DECEMBER 31, 1998
Revenues                                    $140,156             $355,589          $  248,895        $2,375        $747,015
Depreciation and amortization                 29,974              143,479              29,476        63,183         266,112
EBITDA (1)                                    91,687               67,587              35,848      (119,735)         75,387
Expenditures for long-lived assets            88,476              413,917             297,745        67,141         867,279
Total assets                                 289,068            3,100,492             761,097     2,043,440       6,194,097
YEAR ENDED DECEMBER 31, 1997
Revenues                                    $130,799             $166,951          $  185,194        $8,831        $491,775
Depreciation and amortization                 13,584               78,730               9,666        48,529         150,509
EBITDA (1)                                    73,636               18,693              13,522       (84,853)         20,998
Expenditures for long-lived assets            36,142              304,656             105,076        20,519         466,393
Total assets                                 230,920            1,323,808             220,318       646,593       2,421,639

(1) Represents earnings before interest, taxes, depreciation and amortization, corporate expenses, franchise fees, nonrecurring charges, other gains, foreign currency transaction gains and extraordinary items.

(2) At December 31, 1999, corporate and other assets included approximately $2.7 billion of cash, cash equivalents and marketable securities, approximately $928 million of goodwill and approximately $577 million in other assets.

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