Form 10-Q
period 2000-09-30
NTL DELAWARE INC
filed 2000-11-14
CIK 1083198

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

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

           Delaware                                      13-4051921
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


110 East 59th Street, New York, New York                                10022
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

The number of shares outstanding of the issuer's common stock as of September 30, 2000 was 100.

The Registrant is a wholly-owned subsidiary of NTL Incorporated and there is no market for the Registrant's common stock. The Registrant meets the conditions for the reduced disclosure format set forth in General Instruction H(1) (a) and
(b) of Form 10-Q.

        NTL (Delaware), Inc. (formerly NTL Incorporated) and Subsidiaries



                                      Index

PART I.  FINANCIAL INFORMATION                                                                           Page
------------------------------                                                                           ----
Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets-
             September 30, 2000 and December 31, 1999 .............................................         2

             Condensed Consolidated Statements of Operations-
             Three and nine months ended September 30, 2000 and 1999 ..............................         4

             Condensed Consolidated Statement of Shareholder's Equity-
             Nine months ended September 30, 2000 .................................................         5

             Condensed Consolidated Statements of Cash Flows-
             Nine months ended September 30, 2000 and 1999 ........................................         7

             Notes to Condensed Consolidated Financial Statements .................................         8

Item 2.      Management's Discussion and Analysis of Results of
             Operations and Financial Condition ....................................................       15


PART II.     OTHER INFORMATION
------------------------------

Item 6.      Exhibits and Reports on Form 8-K ......................................................       27

SIGNATURES .........................................................................................       28

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


        NTL (Delaware), Inc. (formerly NTL Incorporated) and Subsidiaries
                      Condensed Consolidated Balance Sheets
                              (dollars in millions)




                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                   2000             1999
                                                               -------------    ------------
                                                               (unaudited)       (see note)
ASSETS
Current assets:
   Cash and cash equivalents                                    $   243.9        $ 2,597.2
   Marketable securities                                               --            344.5
   Accounts receivable - trade, less allowance for doubtful
     accounts of $94.1 (2000) and $85.6 (1999)                      342.3            294.2
   Due from affiliates                                            3,692.0               --
   Other                                                            327.0             82.7
                                                                ---------        ---------
Total current assets                                              4,605.2          3,318.6

Fixed assets, net                                                 7,016.3          5,597.7
Intangible assets, net                                            4,886.2          2,927.8
Other assets, net of accumulated amortization
    of $77.4 (2000) and $49.4 (1999)                                792.4            367.5
                                                                ---------        ---------
Total assets                                                    $17,300.1        $12,211.6
                                                                =========        =========

        NTL (Delaware), Inc. (formerly NTL Incorporated) and Subsidiaries
                Condensed Consolidated Balance Sheets - continued
                              (dollars in millions)



                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                                2000           1999
                                                                           -------------   ------------
                                                                            (unaudited)     (see note)
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                                          $   388.9      $   224.7
   Accrued expenses and other                                                    494.3          438.2
   Accrued construction costs                                                    143.9           79.8
   Interest payable                                                              110.7           71.1
   Deferred revenue                                                              238.8          160.8
   Due to affiliate                                                            1,811.2             --
   Current portion of long-term debt                                               4.5           82.6
                                                                             ---------      ---------
Total current liabilities                                                      3,192.3        1,057.2

Long-term debt                                                                13,737.2        8,798.0
Commitments and contingent liabilities
Deferred income taxes                                                            193.0           77.7
Minority interests                                                                15.9             --
Redeemable preferred stock - $.01 par value, plus accreted dividends;
   less unamortized discount of $2.8 (1999); issued and outstanding
   none (2000) and 142,000 (1999) shares                                            --          141.8

Shareholder's equity:
   Series preferred stock - $.01 par value;
     authorized none (2000) and 10,000,000 (1999) shares; issued and
     outstanding none (2000) and 1,332,000 (1999) shares                            --             --
   Common stock - $.01 par value; authorized 100 (2000) and 400,000,000
     (1999) shares; issued and outstanding 100 (2000) and 132,416,000
     (1999) shares                                                                  --            1.3
   Additional paid-in capital                                                  4,157.3        4,125.1
   Accumulated other comprehensive (loss)                                       (603.0)          (2.1)
   (Deficit)                                                                  (3,392.6)      (1,987.4)
                                                                             ---------      ---------
                                                                                 161.7        2,136.9
                                                                             ---------      ---------
Total liabilities and shareholder's equity                                   $17,300.1      $12,211.6
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

        NTL (Delaware), Inc. (formerly NTL Incorporated) and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                              (dollars in millions)



                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                                  --------------------------------------------------
                                                    2000          1999          2000          1999
                                                  --------      --------      --------      --------
REVENUES
Residential telecommunications and television     $  339.7      $  220.3      $  935.9      $  585.6
National and international telecommunications        183.3         141.6         549.2         360.2
Broadcast transmission and other                      54.3          55.2         164.9         144.9
                                                  --------      --------      --------      --------
                                                     577.3         417.1       1,650.0       1,090.7

COSTS AND EXPENSES
Operating expenses                                   266.2         206.8         808.3         536.2
Selling, general and administrative expenses         263.1         144.9         646.5         419.2
Franchise fees                                          --           7.7            --          22.3
Other charges                                          6.0            --          19.7            --
Corporate expenses                                     5.6           7.4          25.7          21.1
Depreciation and amortization                        319.6         201.9         884.9         533.6
                                                  --------      --------      --------      --------
                                                     860.5         568.7       2,385.1       1,532.4
                                                  --------      --------      --------      --------
Operating (loss)                                    (283.2)       (151.6)       (735.1)       (441.7)

OTHER INCOME (EXPENSE)
Interest income and other, net                        (7.4)         13.4          38.4          34.1
Interest income from affiliate                        88.5            --          88.5            --
Interest expense                                    (290.3)       (186.6)       (739.2)       (485.2)
Foreign currency transaction gains (losses)           24.1          46.7         (90.9)         35.8
                                                  --------      --------      --------      --------
(Loss) before income tax benefit                    (468.3)       (278.1)     (1,438.3)       (857.0)
Income tax benefit                                    14.5            --          33.1            --
                                                  --------      --------      --------      --------
Net (loss)                                        $ (453.8)     $ (278.1)    $(1,405.2)    $ (857.0)
                                                  ========      ========      ========      ========


See accompanying notes.

        NTL (Delaware), Inc. (formerly NTL Incorporated) and Subsidiaries
            Condensed Consolidated Statement of Shareholder's Equity
                                   (Unaudited)
                              (dollars in millions)


                                                  SERIES PREFERRED STOCK                  COMMON STOCK
                                                      $.01 PAR VALUE                     $.01 PAR VALUE
                                                 SHARES              PAR            SHARES             PAR
                                              ------------      ------------     ------------      ------------
Balance, December 31, 1999                       1,332,000      $         --      132,416,000      $        1.3
Exercise of stock options                                                           1,775,000                --
Exercise of warrants                                                                  192,000                --
Conversion of series preferred stock              (528,000)               --        8,229,000                .1
Preferred stock issued for dividends                 9,000
Accreted dividends on preferred stock               13,000
Accretion of discount on preferred stock
Contribution from NTL Incorporated
Corporate restructuring                           (826,000)               --     (142,612,000)             (1.4)
Comprehensive loss:
Net loss for the nine months ended
   September 30, 2000
Currency translation adjustment
   Total

                                              ------------      ------------     ------------      ------------
Balance, September 30, 2000                             --      $         --               --      $         --
                                              ============      ============     ============      ============



See accompanying notes.

        NTL (Delaware), Inc. (formerly NTL Incorporated) and Subsidiaries
            Condensed Consolidated Statement of Shareholder's Equity
                             (Unaudited) - continued
                              (dollars in millions)


                                                                                          ACCUMULATED
                                                          ADDITIONAL                         OTHER
                                                           PAID-IN      COMPREHENSIVE    COMPREHENSIVE
                                                           CAPITAL          LOSS             LOSS         DEFICIT
                                                          ----------    -------------    -------------   ---------
Balance, December 31, 1999                                $ 4,125.1                       $    (2.1)     $(1,987.4)
Exercise of stock options                                      32.2
Exercise of warrants                                            5.1
Conversion of series preferred stock                            (.1)
Preferred stock issued for dividends                            9.4
Accreted dividends on preferred stock                         (20.0)
Accretion of discount on preferred stock                        (.1)
Contribution from NTL Incorporated                              5.7
Corporate restructuring
Comprehensive loss:
Net loss for the nine months ended
  September 30, 2000                                                     $(1,405.2)                       (1,405.2)
Currency translation adjustment                                             (600.9)          (600.9)
                                                                         ---------
  Total                                                                  $(2,006.1)
                                                          ---------      ---------        ---------      ---------
Balance, September 30, 2000                               $ 4,157.3                       $  (603.0)     $(3,392.6)
                                                          =========      =========        =========      =========




See accompanying notes.

        NTL (Delaware), Inc. (formerly NTL Incorporated) and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                              (dollars in millions)

                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                    ----------------------
                                                                                      2000          1999
                                                                                    --------      --------
Net cash (used in) provided by operating activities                                 $  (80.9)     $   41.8

INVESTING ACTIVITIES
   Acquisitions, net of cash acquired                                               (3,440.2)     (1,103.1)
   Payment of deferred purchase price                                                   (3.0)           --
   Purchase of marketable securities                                                   (61.6)       (573.8)
   Proceeds from sales of marketable securities                                        250.1         539.8
   Purchase of fixed assets                                                         (1,299.1)       (858.1)
   Due from affiliate                                                               (3,836.3)           --
   Cash deposited into escrow for an acquisition                                          --        (120.7)
   Increase in other assets                                                           (505.3)        (28.8)
                                                                                    --------      --------
   Net cash (used in) investing activities                                          (8,895.4)     (2,144.7)

FINANCING ACTIVITIES
   Cash released from escrow                                                            77.5            --
   Proceeds from borrowings, net of financing costs                                  5,784.6       1,125.5
   Principal payments                                                               (1,103.5)        (25.9)
   Proceeds from issuance of preferred stock and warrants                                 --       1,250.0
   Proceeds from issuance of redeemable preferred stock                              1,850.0            --
   Proceeds from issuance of common stock                                                 --         250.0
   Proceeds from exercise of stock options and warrants                                 37.3          29.9
   Contribution from NTL Incorporated                                                    5.7            --
                                                                                    --------      --------
   Net cash provided by financing activities                                         6,651.6       2,629.5

   Effect of exchange rate changes on cash                                             (28.6)          2.7
                                                                                    --------      --------
   (Decrease) increase in cash and cash equivalents                                 (2,353.3)        529.3
   Cash and cash equivalents at beginning of period                                  2,597.2         736.3
                                                                                    --------      --------
   Cash and cash equivalents at end of period                                       $  243.9      $1,265.6
                                                                                    ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest exclusive of amounts
    capitalized                                                                     $  339.2      $  140.3
   Income taxes paid                                                                     1.4            --

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
   Accretion of dividends and discount on preferred stock                           $   20.1      $   26.5
   Conversion of Convertible Notes, net of unamortized deferred
    financing costs                                                                       --         269.3
   Common stock and stock options issued for an acquisition                               --         978.0

See accompanying notes.

        NTL (Delaware), Inc. (formerly NTL Incorporated) and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the NTL (Delaware), Inc. (formerly NTL Incorporated) Annual Report on Form 10-K for the year ended December 31, 1999.

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

NOTE C - FIXED ASSETS

Fixed assets consist of:

                                                     SEPTEMBER 30,   DECEMBER 31,
                                                         2000            1999
                                                     -------------   ------------
                                                      (unaudited)
                                                             (in millions)
    Operating equipment                                $5,992.1        $5,111.3
    Other equipment                                       917.4           715.2
    Construction-in-progress                            1,421.7           669.4
                                                       --------        --------
                                                        8,331.2         6,495.9
    Accumulated depreciation                           (1,314.9)         (898.2)
                                                       --------        --------
                                                       $7,016.3        $5,597.7
                                                       ========        ========

Depreciation expense for the nine months ended September 30, 2000 and 1999 was $504.2 million and $337.6 million, respectively. Depreciation expense for the three months ended September 30, 2000 and 1999 was $178.1 million and $125.6 million, respectively.

        NTL (Delaware), Inc. (formerly NTL Incorporated) and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited) (continued)



NOTE D - INTANGIBLE ASSETS

Intangible assets consist of:

                                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                                         2000           1999
                                                                                    -------------   ------------
                                                                                    (unaudited)
                                                                                          (in millions)
Goodwill, net of accumulated amortization of $434.2 (2000) and
  $197.0 (1999)                                                                       $4,606.0        $2,543.5
License acquisition costs, net of accumulated amortization of
  $194.7 (2000) and $141.7 (1999)                                                        160.8           225.0
Customer lists, net of accumulated amortization of $54.7 (2000)
  and $30.9 (1999)                                                                       119.4           159.3
                                                                                      --------        --------
                                                                                      $4,886.2        $2,927.8
                                                                                      ========        ========

On March 28, 2000, the Company acquired the cable assets of the Cablecom Group ("Cablecom") in Switzerland for cash of CHF 5,800.0 million ($3,510.2 million), a substantial portion of which was funded by a new bank facility of CHF 2,700.0 million ($1,630.5 million) and the Company's issuance of $1,850.0 million of preferred stock to France Telecom and a group of commercial banks. This acquisition was accounted for as a purchase, and accordingly, the net assets and results of operations of Cablecom have been included in the consolidated financial statements from the date of acquisition. The aggregate purchase price of $3,528.4 million, including costs incurred of $18.2 million, exceeded the estimated fair value of net tangible assets acquired by $2,635.4 million, which is included in goodwill. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on the estimated fair values at acquisition. Changes to the allocation of the purchase price are expected as valuations or appraisals of assets and liabilities are completed.

In 1999, the Company completed the acquisitions of Diamond Cable Communications Limited, the Australian National Transmission Network, Cablelink Limited, certain broadband cable franchises of British Telecommunications plc, the "1G Networks" of France Telecom and Workplace Technologies plc.

The pro forma unaudited consolidated results of operations for the nine months ended September 30, 2000 and 1999 assuming consummation of these transactions as of January 1, 1999 is as follows.

                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                    -------------------------------
                                                         2000            1999
                                                       --------        --------
                                                             (in millions)
       Total revenue                                   $1,743.3        $1,568.0
       Net (loss)                                      (1,485.4)       (1,260.4)

Amortization of intangible and other assets charged to expense for the nine months ended September 30, 2000 and 1999 was $380.7 million and $196.0 million, respectively. Amortization of intangible and other assets charged to expense for the three months ended September 30, 2000 and 1999 was $141.5 million and $76.3 million, respectively.

NOTE E - REDEEMABLE PREFERRED STOCK

In March 2000, the Company received $1,850.0 million in cash from France Telecom and a group of commercial banks in exchange for 1.9 million shares of new 5% Cumulative Preferred Stock, Series A.

        NTL (Delaware), Inc. (formerly NTL Incorporated) and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited) (continued)



NOTE F - LONG-TERM DEBT

Long-term debt consists of:

                                                             SEPTEMBER 30,       DECEMBER 31,
                                                                 2000                1999
                                                              ---------           ---------
                                                             (unaudited)
                                                                      (in millions)
NTL Delaware:
  5-3/4% Convertible Subordinated Notes                       $ 1,200.0           $ 1,200.0
NTL Business:
  Credit Agreement                                              2,813.0                  --
Cablecom:
  Term Loan Facility                                            1,563.8                  --
  Revolving Facility                                              214.3                  --
  Other                                                            15.0                  --
NTL Communications:
  12-3/4% Senior Deferred Coupon Notes                            277.8               268.1
  11-1/2% Senior Deferred Coupon Notes                          1,011.9               930.4
  10% Senior Notes                                                400.0               400.0
  9-1/2% Senior Sterling Notes, less unamortized discount         184.4               201.4
  10-3/4% Senior Deferred Coupon Sterling Notes                   340.4               343.7
  9-3/4% Senior Deferred Coupon Notes                           1,023.4               952.8
  9-3/4% Senior Deferred Coupon Sterling Notes                    348.3               354.4
  11-1/2% Senior Notes                                            625.0               625.0
  12-3/8% Senior Deferred Coupon Notes                            313.9               287.0
  7% Convertible Subordinated Notes                               599.3               599.3
  Variable Rate Redeemable Guaranteed Loan Notes                     --                76.8
  9-1/4% Senior Euro Notes                                        220.9               252.3
  9-7/8% Senior Euro Notes                                        309.3               353.2
  11-1/2% Senior Deferred Coupon Euro Notes                       117.0               123.1
NTL Communications Limited:
  Credit Agreement                                                163.0                  --
NTL Triangle:
  11.2% Senior Discount Debentures                                510.5               467.3
  Other                                                             5.5                 8.0
Diamond:
  13-1/4% Senior Discount Notes                                   285.1               285.1
  11-3/4% Senior Discount Notes                                   518.7               476.2
  10-3/4% Senior Discount Notes                                   364.2               336.9
  10% Senior Sterling Notes                                       199.6               218.1
  9-1/8% Senior Notes                                             110.0               110.0
  Other                                                             7.4                11.5
                                                              ---------           ---------
                                                               13,741.7             8,880.6
    Less current portion                                            4.5                82.6
                                                              ---------           ---------
                                                              $13,737.2           $ 8,798.0
                                                              =========           =========

        NTL (Delaware), Inc. (formerly NTL Incorporated) and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited) (continued)



NOTE F - LONG-TERM DEBT (CONTINUED)

In May 2000, NTL Business Limited ("NTL Business"), a wholly-owned subsidiary of the Company, and NTL Communications Limited ("NTLCL"), a wholly-owned indirect subsidiary of the Company, entered into a (pound sterling) 2,500.0 million ($3,696.8 million) credit agreement in connection with the acquisition by NTL Incorporated of the consumer cable telephone, Internet and television operations of CWC in the United Kingdom ("ConsumerCo"). NTL Incorporated paid cash of (pound sterling) 2,846.3 million and issued an aggregate of 84.9 million shares of its common stock in exchange for each ordinary share of CWC. In addition, NTL Incorporated paid (pound sterling) 2,214.0 million to repay a portion of ConsumerCo's debt. Included in due from affiliates at September 30, 2000 is (pound sterling) 2,492.7 million ($3,686.0 million) due from ConsumerCo to NTL Business. As of September 30, 2000, NTL Business had (pound sterling) 1,902.3 million ($2,813.0 million) and NTLCL had (pound sterling) 110.2 million ($163.0 million) outstanding under the credit agreement. Interest is payable at least every six months at LIBOR plus a margin rate of 2.25% per annum, which is subject to adjustment based on the ratio of EBITDA to finance charges of the UK Group. The effective interest rate at September 30, 2000 was 8.32%. The unused portion of the commitment is available for refinancing ConsumerCo indebtedness and forworking capital requirements of the UK Group. For purposes of this credit agreement, Diamond Cable Communications Limited and subsidiaries, NTL (Triangle)LLC and subsidiaries and certain other entities are excluded from the UK Group. The unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized. Principal is due in six quarterly installments beginning on June 30, 2004. The credit agreement contains various financial and other covenants with respect to the UK Group, and restrictions on dividends and distributions by the UK Group.

In March 2000, the Company borrowed CHF 2,700.0 million ($1,563.8 million) under its term loan facility in connection with the acquisition of Cablecom. Interest is payable at least every six months at Swiss LIBOR plus a margin rate of 2.5% per annum, which is subject to adjustment after March 2001 based on Cablecom's ratio of senior debt to EBITDA. The effective interest rate at September 30, 2000 was 5.98%. Principal is due over six years in quarterly installments beginning on March 31, 2004. Cablecom has the option to draw on a revolving loan facility up to an additional CHF 1,400.0 million ($810.9 million). The revolving facility is intended to finance operating expenses, working capital and other capital expenditures of Cablecom and subsidiaries and for their general corporate financing requirements. As of September 30, 2000, Cablecom had borrowed CHF 370.0 million ($214.3 million) under the revolving loan facility with an effective interest rate of 5.89%. The revolving facility is available until May 2003. The interest rate, interest payment requirements and principal payments for the revolving facility are the same as for the term loan facility. The revolving facility includes a commitment fee of 0.75% payable quarterly on the unused portion of the revolving facility commitment, which is reduced to 0.50% when over 50% of the commitment is utilized. The term loan facility and the revolving facility contain various financial and other covenants with respect to Cablecom and subsidiaries, and restrictions on dividends and distributions by Cablecom subsidiaries.

        NTL (Delaware), Inc. (formerly NTL Incorporated) and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited) (continued)



NOTE F - LONG-TERM DEBT (CONTINUED)

NTLCL entered into a (pound sterling) 1,300.0 million ($1,922.3 million) credit agreement with a group of banks dated May 30, 2000. Pursuant to the credit agreement, in connection with the issuance in October 2000 of $500.0 million aggregate principal amount NTL Communications Corp. 11-7/8% notes, the commitment has been reduced by (pound sterling) 161.8 million ($239.3 million). As of September 30, 2000, there were no amounts borrowed under this agreement. NTLCL and other members of the UK Group (as defined above) may utilize the proceeds under this credit agreement to finance the working capital requirements of the UK Group, provided that in no event shall the proceeds be used for a purpose other than to finance the construction, capital expenditure and working capital needs of a cable television or telephone or telecommunications business, or a related business, in the United Kingdom or Ireland. Interest is payable at least every six months at LIBOR plus a margin rate of 4.5% per annum. The margin rate shall increase by 0.5% on the three month anniversary of the initial advance and by an additional 0.5% on each subsequent three month anniversary, up to a maximum total interest rate of 16% per annum. The unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly. Principal is due in full on March 31, 2006. The credit agreement contains various financial and other covenants with respect to the UK Group, and restrictions on dividends and distributions by the UK Group.

In March 2000, the Company redeemed in full its Variable Rate Redeemable Guaranteed Loan Notes, principal amount of IR (pound sterling) 60.0 million ($67.3 million), plus accrued and unpaid interest using cash held in escrow.

NOTE G - COMPREHENSIVE LOSS

The Company's comprehensive loss for the three months ended September 30, 2000 and 1999 was $(750.2) million and $(36.5) million, respectively. The Company's comprehensive loss for the nine months ended September 30, 2000 and 1999 was $(2,006.1) million and $(822.3) million, respectively.

NOTE H - SEGMENT DATA

                                                      RESIDENTIAL
                                                       TELECOMS                     CORPORATE
                                                          AND         NATIONAL         AND
                                         BROADCAST    TELEVISION      TELECOMS        OTHER          TOTAL
                                         ------------------------------------------------------------------
                                                                   (in millions)
Nine months ended September 30, 2000
Revenues                                 $   164.9     $   935.9     $   549.2     $      --      $ 1,650.0
EBITDA (1)                                    87.3         232.3         174.9        (299.3)         195.2

Nine months ended September 30, 1999
Revenues                                 $   144.9     $   585.6     $   360.2     $      --      $ 1,090.7
EBITDA (1)                                    81.6         163.2          90.5        (200.0)         135.3

Total assets
September 30, 2000                       $   616.9     $ 9,379.3     $ 1,495.8     $ 5,808.1      $17,300.1
December 31, 1999                            748.7       6,106.5       1,180.8       4,175.6       12,211.6

(1) Represents earnings before interest, taxes, depreciation and amortization, corporate expenses, franchise fees, other charges and foreign currency transaction gains (losses).

        NTL (Delaware), Inc. (formerly NTL Incorporated) and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited) (continued)



NOTE H - SEGMENT DATA (CONTINUED)

The reconciliation of segment combined EBITDA to loss before income tax benefit is as follows:

                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                     -------------------------------
                                                           2000          1999
                                                         --------      --------
                                                              (in millions)
         Segment Combined EBITDA                      $   195.2      $  135.3

         (Add) Deduct:
         Franchise fees                                      --          22.3
         Other charges                                     19.7            --
         Corporate expenses                                25.7          21.1
         Depreciation and amortization                    884.9         533.6
         Interest income and other, net                  (126.9)        (34.1)
         Interest expense                                 739.2         485.2
         Foreign currency transaction (gains) losses       90.9         (35.8)
                                                       --------      --------
                                                        1,633.5         992.3
                                                       --------      --------
         (Loss) before income tax benefit             $(1,438.3)     $ (857.0)
                                                      =========      ========

NOTE I - COMMITMENTS AND CONTINGENT LIABILITIES

At September 30, 2000, the Company was committed to pay approximately $279.0 million for equipment and services, which includes certain operations and maintenance contracts through 2005.

A wholly-owned subsidiary of the Company, Premium TV Limited, has entered into media partnerships with various United Kingdom football clubs whereby Premium TV Limited will receive certain marketing and sponsorship rights. Premium TV Limited will provide loan facilities to the clubs, repayable through the issue of shares in the football clubs, as well as provide funding to joint ventures with the clubs. At September 30, 2000, the aggregate commitment was (pound sterling) 58.5 million ($86.5 million). In addition, Premium TV Limited expects to pay fees of up to (pound sterling) 65.0 million ($96.1 million) over five years for the right to enter into a joint venture with the Football League to set-up an Internet portal for all 72 Football League clubs who wish to participate.

In August 2000, NTL Incorporated announced that it had signed an agreement in partnership with Morgan Stanley Dean Witter Private Equity to buy France Telecom's 49.9% stake in Noos, the leading broadband company in France offering cable television, telephony and Internet services. NTL Incorporated will acquire 27% of Noos for approximately $627.0 million. NTL Incorporated will issue 12-month redeemable preferred stock to France Telecom for 80% of the $627.0 million consideration and 6-year redeemable preferred stock for the remaining 20%.

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

        NTL (Delaware), Inc. (formerly NTL Incorporated) and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited) (continued)



NOTE J - SUBSEQUENT EVENT

In October 2000, NTL Communications Corp., a wholly-owned subsidiary of the Company, issued $500.0 million principal amount of 11-7/8% Senior Notes due 2010. The Notes were issued at a price of 97.872% of the aggregate principal amount at maturity or $489.4 million. The underwriters' discount and commissions were $11.3 million. Interest is payable semiannually in cash at the rate of 11-7/8% per annum beginning on April 1, 2001. The Notes may be redeemed at the Company's option, in whole or in part, at any time on or after October 1, 2005. Also in October 2000, (pound sterling) 110.6 million ($163.5 million) of the principal amount outstanding under the NTL Business and NTLCL credit agreement was repaid.

        NTL (Delaware), Inc. (formerly NTL Incorporated) and Subsidiaries


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.



The following table shows the cable television and telephony customer statistics for NTL in the United Kingdom and Ireland:

                                              CABLE TELEVISION AND TELEPHONY CUSTOMERS
                                                      AS OF SEPTEMBER 30, 2000
                                  ----------------------------------------------------------------
                                  "Original"       1998         Cablelink and       UK and Ireland
                                    NTL(1)    Acquisitions(2)   BT Cable (3)         Consolidated
                                  ----------  ---------------   -------------       --------------
     Homes in franchise (4)       2,090,000      3,037,600        640,500             5,768,100
     Homes passed                 1,423,500      2,427,500        605,500             4,456,500
     Homes marketed (Tel.)        1,230,500      2,101,600          1,000             3,333,100
     Homes marketed  (CATV)       1,230,500      2,161,900        560,600             3,953,000
     Total customers (5)            615,000        893,500        432,000             1,940,500
        Dual                        566,800        518,600            200             1,085,600
        Telephone-only (5)           24,300        288,500              0               312,800
        Cable-only                   23,900         86,400        431,800               542,100
     Total RGUs(6)                1,181,800      1,412,100        432,200             3,026,100
     Net adds (customers) (7)        18,800         32,300          7,900                59,000
     Net adds (RGUs) (7)             35,200         79,000          8,100               122,300
     Customer penetration              50.0%          41.3%          77.1%                 49.1%
     RGU penetration                   96.0%          65.3%          77.1%                 76.6%
     Telephone penetration             48.0%          38.4%          20.0%                 42.0%
     Cable penetration                 48.0%          28.0%          77.1%                 41.2%

(1)      Data for franchises which NTL has been developing since 1993.

(2)      Data for the following franchises: Triangle, ComTel and Diamond Cable.

(3)      Data for Cablelink (Ireland) and BT Cable (Westminster / Milton
         Keynes).

(4)      Franchise home information from The Media Map Datafile 2000.

(5) Excludes approximately 44,000 off-net telephony customers and over 1.25 million Internet customers.

(6) An RGU is one cable television account or one telephone account; a dual customer generates two RGUs.

(7) Total additional customers and RGUs, respectively, as compared to June 30, 2000.

        NTL (Delaware), Inc. (formerly NTL Incorporated) and Subsidiaries


The following table illustrates NTL's broadband position in Western Europe outside of the United Kingdom and Ireland:

                                                        CABLE TELEVISION AND INTERNET CUSTOMERS AS OF
                                                                 SEPTEMBER 30, 2000 (IN 000S)
                                ---------------------------------------------------------------------------------------------
                                (Switzerland)        (France)       (France)       (Germany)         (Sweden)      NTL Europe
                                 Cablecom(1)           1G(2)         Noos(3)       eKabel(4)           B2(5)       Gross (6)
                                ---------------------------------------------------------------------------------------------
  Ownership interest                100%(1)            100%             27%           32.5%             25%            n/a
  Homes in franchise (7)          1,875                287           3,179           2,800             247           8,388
  Homes passed                    1,875                265           2,563           1,828              45           6,576
  Homes marketed (CATV)           1,706                212           2,563           1,828               0           6,309
  Customers (CATV)                1,555                 48             730           1,294               0           3,627
  Penetration (CATV)                 91%                23%             28%             71%            n/a              57%
  Internet - Dial-Up                154                  0               0               0               0             154
  Internet - Cable/Ethernet          19                  0              49               0               8              76


(1) Cablecom (Switzerland) is 100% owned by NTL, however, Cablecom retains various ownership interests in several smaller Swiss cable systems. Historically, Cablecom has reported customer data reflecting the equity interest applicable to each system and as of September 30, 2000 was as follows: 1,690,500 franchise homes, 1,690,500 homes passed, 1,547,900 CATV homes marketed and 1,404,300 CATV customers (includes an ongoing audit adjustment at Cablecom of an additional 95,900 equity homes passed and 92,100 equity homes marketed). During the third quarter Cablecom acquired 15,100 equity cable subscribers and 6,700 equity Internet customers via the acquisition of several cable systems. Data in the above table consolidates all of the systems in which Cablecom has an ownership interest.

(2)  The "1G Networks" (France) were acquired by NTL in 1999.

(3) Proforma for the closing of Noos (France). NTL recently agreed to acquire a 27% interest in Noos.

(4)  NTL acquired a 32.5% interest in eKabel (Germany) in September 2000.

(5) NTL purchased a 25% equity interest in Bredbandsbolaget (B2)(Sweden) in March 2000.

(6) Gross subscriber information assumes NTL owns 100% of B2, Noos, eKabel and each of the cable systems in which Cablecom retains an ownership interest.

(7)  Franchise home information is from Company records.

        NTL (Delaware), Inc. (formerly NTL Incorporated) and Subsidiaries




The following table shows the Internet statistics for operations wholly-owned by
NTL:


                                                 INTERNET CUSTOMERS AS OF SEPTEMBER 30, 2000
                                    --------------------------------------------------------------------
                                    NTLWORLD &
                                    NTL DIRECT        UK WHOLESALE        SWITZERLAND          TOTAL NTL
                                    ----------        ------------        -----------          ---------
        Internet customers            399,400             853,500           172,500            1,425,400

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

On November 2, 2000, the Company announced the completion of a consolidation review. Based on a comprehensive review of the combined company following the acquisition of ConsumerCo and the integration of several other acquired businesses over the last 18 months, the Company identified significant efficiency improvements and cost savings. These include the elimination of duplicate technologies and processes, consolidation of support functions and reductions in levels of management. Approximately 1,300 roles will become redundant over the next 15 months as part of the cost savings. The Company expects to realize the cost savings beginning in the latter half of 2001. The Company expects to incur a restructuring charge in fiscal 2000 as a result of this review, although to date the Company is still in the process of finalizing this charge.

Three Months Ended September 30, 2000 and 1999
----------------------------------------------

Residential telecommunications and television revenues increased to $339.7 million from $220.3 million as a result of acquisitions and from customer growth that increased the Company's current revenue stream. The 2000 and 1999 revenue includes $155.8 million and $53.9 million, respectively, from acquired companies. The Company expects its customer base to continue to increase, which will drive further revenue growth as the Company continues to connect customers to its broadband network. The Company also expects revenue growth from the continuing rollout of its cable modem and digital cable television services.

        NTL (Delaware), Inc. (formerly NTL Incorporated) and Subsidiaries




National and international telecommunications revenues increased to $183.3 million from $141.6 million as a result of acquisitions and from increases in business telecommunications revenues, Internet services revenues and carrier services revenues. The 2000 and 1999 revenue includes $38.3 million and $21.0 million, respectively, from acquired companies. Business telecommunications and Internet services revenues increased primarily as a result of customer growth. The Company expects its business telecommunications and Internet services customer base to continue to increase, which will drive further revenue growth. The Company continues to focus specific sales and marketing effort on business customers and for Internet services in its completed network. Carrier services revenues increased due to growth in voice, video and data services provided by the Company's wholesale operation to broadcasters and telephone companies, respectively. Revenue growth in carrier services is primarily dependent upon the Company's ability to continue to attract new customers and expand services to existing customers.

Broadcast transmission and other revenues decreased to $54.3 million from $55.2 million. Included in these amounts are revenues of $13.6 million and $14.9 million from NTL Australia in 2000 and 1999, respectively. These decreases are entirely due to exchange rate fluctuations since these revenues increased (pound sterling) 2.4 million and A$0.8 million in the United Kingdom and NTL Australia, respectively. The United Kingdom increase reflects increases in broadcast television and FM radio customers and accounts, which exceeded price cap reductions in the Company's regulated services. The Company expects its digital broadcasting services to increase in the future.

Operating expenses increased to $266.2 million from $206.8 million primarily as a result of costs from acquired businesses. The 2000 and 1999 expense includes $105.5 million and $47.5 million, respectively, from acquired companies.

Selling, general and administrative expenses increased to $263.1 million from $144.9 million as a result of sales and marketing costs and increases in additional personnel and overhead to service the increasing customer base. The 2000 and 1999 expense includes $70.1 million and $19.0 million, respectively, from acquired companies.

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

One of the Company's major costs has been for the integration of acquired companies' information technology systems, while simultaneously upgrading them for digital television, interactive services and video-on-demand. Other charges of $6.0 million in 2000 were incurred for this integration effort.

Corporate expenses decreased to $5.6 million from $7.4 million due to a decrease in various overhead costs.

        NTL (Delaware), Inc. (formerly NTL Incorporated) and Subsidiaries




Depreciation and amortization expense increased to $319.6 million from $201.9 million due to an increase in depreciation of telecommunications and CATV equipment. The 2000 and 1999 expense includes $158.5 million and $71.3 million, respectively, from acquired companies, including amortization of acquisition related intangibles.

Interest income and other, net, decreased to expense of $7.4 million from income of $13.4 million as a result of increases in the net losses of affiliates accounted for by the equity method and decreases in interest income.

Interest income from affiliate of $88.5 million in 2000 is interest charged to ConsumerCo.

Interest expense increased to $290.3 million from $186.6 million due to the issuance of additional debt, and the increase in the accretion of original issue discount on the deferred coupon notes. The 2000 and 1999 expense includes $136.3 million and $40.9 million, respectively, related to acquisitions. Interest of $171.7 million and $79.9 million was paid in the three months ended September 30, 2000 and 1999, respectively.

Foreign currency transaction gains decreased to $24.1 million from $46.7 million primarily due to the effect of unfavorable changes in exchange rates. The Company's results of operations are impacted by changes in foreign currency exchange rates as follows. The Company and certain of its subsidiaries have cash, cash equivalents and debt denominated in foreign currencies that are effected by changes in exchange rates. In addition, foreign subsidiaries of the Company whose functional currency is not the U.S. dollar hold cash, cash equivalents and debt denominated in U.S. dollars which are effected by changes in exchange rates.

Nine Months Ended September 30, 2000 and 1999
---------------------------------------------

Residential telecommunications and television revenues increased to $935.9 million from $585.6 million as a result of acquisitions and from customer growth that increased the Company's current revenue stream. The 2000 and 1999 revenue includes $376.7 million and $103.2 million, respectively, from acquired companies. The Company expects its customer base to continue to increase, which will drive further revenue growth as the Company continues to connect customers to its broadband network. The Company also expects revenue growth from the continuing rollout of its cable modem and digital cable television services.

National and international telecommunications revenues increased to $549.2 million from $360.2 million as a result of acquisitions and from increases in business telecommunications revenues, Internet services revenues and carrier services revenues. The 2000 and 1999 revenue includes $127.4 million and $33.6 million, respectively, from acquired companies. Business telecommunications and Internet services revenues increased primarily as a result of customer growth. The Company expects its business telecommunications and Internet services customer base to continue to increase, which will drive further revenue growth. The Company continues to focus specific sales and marketing effort on business customers and for Internet services in its completed network. Carrier services revenues increased due to growth in voice, video and data services provided by the Company's wholesale operation to broadcasters and telephone companies, respectively. Revenue growth in carrier services is primarily dependent upon the Company's ability to continue to attract new customers and expand services to existing customers.

        NTL (Delaware), Inc. (formerly NTL Incorporated) and Subsidiaries




Broadcast transmission and other revenues increased to $164.9 million from $144.9 million due to revenues of $42.0 million and $25.0 million from NTL Australia in 2000 and in 1999, respectively, and from increases in broadcast television and FM radio customers and accounts, which exceeded price cap reductions in the Company's regulated services. The Company expects its digital broadcasting services to increase in the future.

Operating expenses increased to $808.3 million from $536.2 million as a result of increases in interconnection costs and programming costs due to customer growth. The 2000 and 1999 expense includes $264.8 million and $76.1 million, respectively, from acquired companies.

Selling, general and administrative expenses increased to $646.5 million from $419.2 million as a result of increases in telecommunications and CATV sales and marketing costs and increases in additional personnel and overhead to service the increasing customer base. The 2000 and 1999 expense includes $178.0 million and $40.7 million, respectively, from acquired companies.

Pursuant to the terms of various United Kingdom licenses, the Company incurred license fees paid to the ITC to operate as the exclusive service provider in certain of its franchise areas. Upon a request by the Company in 1999, the ITC converted all of the Company's fee bearing exclusive licenses to non-exclusive licenses at the end of 1999, and the Company's liability for license payments ceased upon the conversion. Franchise fees were $22.3 million in 1999.

One of the Company's major costs has been for the integration of acquired companies' information technology systems, while simultaneously upgrading them for digital television, interactive services and video-on-demand. Other charges of $19.7 million in 2000 were incurred for this integration effort.

Corporate expenses increased to $25.7 million from $21.1 million due to an increase in various overhead costs.

Depreciation and amortization expense increased to $884.9 million from $533.6 million due to an increase in depreciation of telecommunications and CATV equipment. The 2000 and 1999 expense includes $394.7 million and $151.4 million, respectively, from acquired companies, including amortization of acquisition related intangibles.

Interest income from affiliate of $88.5 million in 2000 is interest charged to ConsumerCo.

Interest expense increased to $739.2 million from $485.2 million due to the issuance of additional debt, and the increase in the accretion of original issue discount on the deferred coupon notes. The 2000 and 1999 expense includes $263.0 million and $93.2 million, respectively, related to acquisitions. Interest of $395.7 million and $172.1 million was paid in the nine months ended September 30, 2000 and 1999, respectively.

Foreign currency transaction gains (losses) decreased to a loss of $90.9 million from a gain of $35.8 million primarily due to the effect of unfavorable changes in exchange rates. The Company's results of operations are impacted by changes in foreign currency exchange rates as follows. The Company and certain of its subsidiaries have cash, cash equivalents and debt denominated in foreign currencies that are effected by changes in exchange rates. In addition, foreign subsidiaries of the Company whose functional currency is not the U.S. dollar hold cash, cash equivalents and debt denominated in U.S. dollars which are effected by changes in exchange rates.

        NTL (Delaware), Inc. (formerly NTL Incorporated) and Subsidiaries




                         LIQUIDITY AND CAPITAL RESOURCES

The Company will continue to require significant amounts of capital to finance construction of its local and national networks, for connection of telephone, telecommunications, Internet and CATV customers to the networks, for other capital expenditures and for debt service. The Company estimates that these requirements, net of cash from operations, will aggregate up to approximately $1,600.0 million from October 1, 2000 to September 30, 2001. The Company's commitments at September 30, 2000 for equipment and services through September 30, 2001 are included in the anticipated requirements. The Company had $243.9 million in cash on hand at September 30, 2000. The Company expects to utilize the proceeds from the issuance of notes in October 2000 and a portion of its bank facilities to fund the balance of these requirements.

In October 2000, NTL Communications Corp. ("NTL Communications") issued $500.0 million principal amount of 11-7/8% Senior Notes due 2010. The Notes were issued at a price of 97.872% of the aggregate principal amount at maturity or $489.4 million. The underwriters' discount and commissions were $11.3 million. Interest is payable semiannually in cash at the rate of 11-7/8% per annum beginning on April 1, 2001. The Notes may be redeemed at the Company's option, in whole or in part, at any time on or after October 1, 2005. Also in October 2000, (pound sterling) 110.6 million ($163.5 million) of the principal amount outstanding under the NTL Business Limited ("NTL Business") and NTL Communications Limited ("NTLCL") credit agreement was repaid.

NTL Business, a wholly-owned subsidiary of the Company and NTLCL, a wholly-owned indirect subsidiary of the Company, have the option to draw on the unused portion of the (pound sterling) 2,500.0 million ($3,696.8 million) commitment amounting to (pound sterling) 586.7 million ($867.6 million) at October 31, 2000. The unused portion of the commitment is available for refinancing ConsumerCo indebtedness and for working capital requirements of the UK Group, as defined. For purposes of this credit agreement, Diamond Cable Communications Limited and subsidiaries, NTL (Triangle) LLC ("NTL Triangle") and subsidiaries and certain other entities are excluded from the UK Group.

NTLCL entered into a (pound sterling) 1,300.0 million ($1,922.3 million) credit agreement with a group of banks dated May 30, 2000. Pursuant to the credit agreement, in connection with NTL Communications' issuance in October 2000 of $500.0 million aggregate principal amount of 11-7/8% notes, the commitment has been reduced by (pound sterling) 161.8 million ($239.3 million). As of September 30, 2000, there were no amounts borrowed under this agreement. NTLCL and other members of the UK Group (as defined above) may utilize the proceeds under this credit agreement to finance the working capital requirements of the UK Group, provided that in no event shall the proceeds be used for a purpose other than to finance the construction, capital expenditure and working capital needs of a cable television or telephone or telecommunications business, or a related business, in the United Kingdom or Ireland. Interest is payable at least every six months at LIBOR plus a margin rate of 4.5% per annum. The margin rate shall increase by 0.5% on the three month anniversary of the initial advance and by an additional 0.5% on each subsequent three month anniversary, up to a maximum total interest rate of 16% per annum. The unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly. Principal is due in full on March 31, 2006.

        NTL (Delaware), Inc. (formerly NTL Incorporated) and Subsidiaries




Cablecom has the option to draw on a revolving loan facility of up to CHF 1,400.0 million ($810.9 million). The revolving facility is intended to finance operating expenses, working capital and other capital expenditures of Cablecom and subsidiaries and for their general corporate financing requirements. As of September 30, 2000, Cablecom had borrowed CHF 370.0 million ($214.3 million) under the revolving loan facility with an effective interest rate of 5.89%. The revolving facility is available until May 2003. The interest rate, interest payment requirements and principal payments for the revolving facility are the same as for the term loan facility. The revolving facility includes a commitment fee of 0.75% payable quarterly on the unused portion of the revolving facility commitment, which is reduced to 0.50% when over 50% of the commitment is utilized.

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

A wholly-owned subsidiary of the Company, Premium TV Limited, has entered into media partnerships with United Kingdom football clubs whereby Premium TV Limited will receive certain marketing and sponsorship rights. Premium TV Limited will provide loan facilities to the clubs, repayable through the issue of shares in the football clubs, as well as provide funding to joint ventures with the clubs. At September 30, 2000, the aggregate commitment was (pound sterling) 58.5 million ($86.5 million). In addition, Premium TV Limited expects to pay fees of up to (pound sterling) 65.0 million ($96.1 million) over five years for the right to enter into a joint venture with the Football League to set-up an Internet portal for all 72 Football League clubs who wish to participate.

In August 2000, NTL Incorporated announced that it had signed an agreement in partnership with Morgan Stanley Dean Witter Private Equity to buy France Telecom's 49.9% stake in Noos, the leading broadband company in France offering cable television, telephony and Internet services. NTL Incorporated will acquire 27% of Noos for approximately $627.0 million. NTL Incorporated will issue a 12-month redeemable preferred stock to France Telecom for 80% of the $627.0 million consideration and 6-year redeemable preferred stock for the remaining 20%.

The Company is highly leveraged. The accreted value at September 30, 2000 of the Company's consolidated long-term indebtedness is $13,737.2 million, representing approximately 98.8% of total capitalization. The following summarizes the terms of those notes issued by the Company and its subsidiaries.

NTL (Delaware), Inc.:

(1) 5-3/4% Convertible Subordinated Notes due December 15, 2009, principal amount at maturity of $1,200.0 million, interest payable semiannually from June 15, 2000, redeemable at the Company's option on or after December 18, 2002, convertible after March 21, 2000 into shares of the Company's common stock at a conversion price of $108.18 per share;

        NTL (Delaware), Inc. (formerly NTL Incorporated) and Subsidiaries




NTL Business and NTLCL:

(2) Credit Agreement of (pound sterling) 2,500.0 million ($3,696.8 million), of which (pound sterling) 2,012.5 million ($2,976.0 million) was outstanding at September 30, 2000, interest payable at least every six months at LIBOR plus a margin rate of 2.25% per annum, which is subject to adjustment, effective interest rate at September 30, 2000 was 8.32%, the unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized, principal is due in six quarterly installments beginning on June 30, 2004;

Cablecom:

(3) Term Loan Facility of CHF 2,700.0 million ($1,563.8 million), interest payable at least every six months at Swiss LIBOR plus a margin rate of 2.5% per annum, which is subject to adjustment after March 2001, effective interest rate of 5.98% at September 30, 2000, principal is due over six years in quarterly installments beginning on March 31, 2004;

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

(7) 9-1/2% Senior Sterling Notes due April 1, 2008, principal amount at maturity of (pound sterling) 125.0 million ($184.8 million), interest payable semiannually from October 1, 1998, redeemable at the Company's option on or after April 1, 2003;

(8) 10-3/4% Senior Deferred Coupon Sterling Notes due April 1, 2008, principal amount at maturity of (pound sterling) 300.0 million ($443.6 million), interest payable semiannually beginning on October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

(9) 9-3/4% Senior Deferred Coupon Notes due April 1, 2008, principal amount at maturity of $1,300.0 million, interest payable semiannually beginning on October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

(10) 9-3/4% Senior Deferred Coupon Sterling Notes due April 15, 2009, principal amount at maturity of (pound sterling) 330.0 million ($488.0 million), interest payable semiannually beginning on October 15, 2004, redeemable at the Company's option on or after April 15, 2004;

(11) 11-1/2% Senior Notes due October 1, 2008, principal amount at maturity of $625.0 million, interest payable semiannually from April 1, 1999, redeemable at the Company's option on or after October 1, 2003;

        NTL (Delaware), Inc. (formerly NTL Incorporated) and Subsidiaries




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

(14) 9-1/4% Senior Euro Notes due November 15, 2006, principal amount at maturity of (euro) 250.0 million ($220.9 million), interest payable semiannually from May 15, 2000;

(15) 9-7/8% Senior Euro Notes due November 15, 2009, principal amount at maturity of (euro) 350.0 million ($309.3 million), interest payable semiannually from May 15, 2000, redeemable at the Company's option on or after November 15, 2004;

(16) 11-1/2% Senior Deferred Coupon Euro Notes due November 15, 2009, principal amount at maturity of (euro) 210.0 million ($185.6 million), interest payable semiannually beginning on May 15, 2005, redeemable at the Company's option on or after November 15, 2004;

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

(21) 10% Senior Sterling Notes due February 1, 2008, issued by Diamond Holdings plc, a wholly-owned subsidiary of Diamond, principal amount at maturity of (pound sterling) 135.0 million ($199.6 million), interest payable semiannually from August 1, 1998, redeemable at Diamond's option on or after February 1, 2003 and;

(22) 9-1/8% Senior Notes due February 1, 2008, issued by Diamond Holdings plc, principal amount at maturity of $110.0 million, interest payable semiannually from August 1, 1998, redeemable at Diamond's option on or after February 1, 2003.

        NTL (Delaware), Inc. (formerly NTL Incorporated) and Subsidiaries




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

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Cash (used in) provided by operating activities was $(80.9) million and $41.8 million in the nine months ended September 30, 2000 and 1999, respectively. This change is primarily due to the increase in the net loss and changes in working capital as a result of the timing of receipts and disbursements.

Purchases of fixed assets were $1,299.1 million in 2000 and $858.1 million in 1999 as a result of the continuing fixed asset purchases and construction, including purchases and construction by acquired companies.

Acquisitions, net of cash acquired of $3,440.2 million, proceeds from borrowings, net of financing costs of $5,784.6 million and proceeds from issuance of redeemable preferred stock of $1,850.0 million in 2000 were primarily for the acquisitions of Cablecom and ConsumerCo including the term loan facility and the credit agreement entered into with groups of banks and the preferred stock issued to France Telecom and certain commercial banks. The due from affiliate of $3,836.3 million is due from ConsumerCo to NTL Business as a result of borrowings by NTL Business for the ConsumerCo acquisition. Included in proceeds from borrowings, net of financing costs, is $506.1 million of borrowings under credit facilities that was not related to acquisitions. Included in principal payments is $1,015.7 million of repayments of amounts borrowed under the NTL Business and NTLCL credit agreement.

The cash used for other assets of $505.3 million in 2000 was primarily for investments in and loans to unconsolidated entities. Included in this amount is a $37.9 million deposit that will be returned to the Company.

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

        NTL (Delaware), Inc. (formerly NTL Incorporated) and Subsidiaries




PART II.        OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

    (a)         Exhibits.

                27.   Financial Data Schedule

    (b)         Reports on Form 8-K.

                During the quarter ended September 30, 2000, the Company filed the following reports on Form 8-K:

                (i) Report dated August 3, 2000 (filed August 7, 2000) reporting under Item 5, Other Events, that NTL Incorporated announced its preliminary operating statistics for its residential services for the quarter ended June 30, 2000.

                (ii) Report dated August 7, 2000 (filed August 10, 2000) reporting under Item 5, Other Events, that NTL Incorporated announced that it will build a carrier-grade telecommunications network on the east coast of Australia in partnership with WIN Television and Southern Cross Broadcasting.

                No financial statements were filed with these reports.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NTL (DELAWARE), INC.



Date: November 13, 2000            By: /s/ Barclay Knapp
                                       --------------------------
                                           Barclay Knapp
                                           President and Chief Executive Officer

Date: November 13, 2000            By: /s/ Gregg N. Gorelick
                                       --------------------------
                                           Gregg N. Gorelick
                                           Vice President-Controller
                                           (Principal Accounting Officer)