Form 10-Q
period 2001-03-31
NTL DELAWARE INC
filed 2001-05-15
CIK 1083198

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


Commission File No.                         0-25691
                   -------------------------------------------------------------


                              NTL (DELAWARE), INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

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
The number of shares outstanding of the issuer's common stock as of March 31, 2001 was 11. The Registrant is a wholly-owned subsidiary of NTL Incorporated and there is no market for the Registrant's common stock. The Registrant meets the conditions for the reduced disclosure format set forth in General Instruction H(1) (a) and (b) of Form 10-Q.

                      NTL (Delaware), Inc. and Subsidiaries





                                      Index




PART I.  FINANCIAL INFORMATION                                              Page


Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets-
          March 31, 2001 and December 31, 2000 ...............................2

          Condensed Consolidated Statements of Operations-
          Three months ended March 31, 2001 and 2000 .........................4

          Condensed Consolidated Statement of Shareholder's Equity-
          Three months ended March 31, 2001 ..................................5

          Condensed Consolidated Statements of Cash Flows-
          Three months ended March 31, 2001 and 2000 .........................7

          Notes to Condensed Consolidated Financial Statements ...............8

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition ................................16


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K ..................................28

SIGNATURES ..................................................................29

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                      NTL (Delaware), Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                              (dollars in millions)

                                                                   MARCH 31,       DECEMBER 31,
                                                                     2001              2000
                                                                 ------------      ------------
                                                                 (unaudited)       (see note)
ASSETS
Current assets:
  Cash and cash equivalents                                      $      355.2      $      509.9
  Accounts receivable - trade, less allowance for doubtful
    accounts of $140.5 (2001) and $141.4 (2000)                         521.1             729.1
  Due from affiliates                                                    83.8              95.8
  Other                                                                 461.6             431.5
                                                                 ------------      ------------
Total current assets                                                  1,421.7           1,766.3

Fixed assets, net                                                    12,230.7          12,693.0
Intangible assets, net                                               12,603.9          13,060.8
Other assets, net of accumulated amortization
   of $96.6 (2001) and $91.9 (2000)                                     834.1             807.1
                                                                 ------------      ------------
Total assets                                                     $   27,090.4      $   28,327.2
                                                                 ============      ============

                      NTL (Delaware), Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets - continued
                              (dollars in millions)

                                                                   MARCH 31,          DECEMBER 31,
                                                                     2001                 2000
                                                                 ------------         ------------
                                                                 (unaudited)           (see note)
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Accounts payable                                               $      422.7         $      504.9
  Accrued expenses and other                                          1,218.1              1,258.0
  Accrued construction costs                                            145.7                196.9
  Interest payable                                                      191.9                151.3
  Deferred revenue                                                      445.6                492.8
  Due to affiliates                                                         -                 25.8
  Current portion of long-term debt                                       4.7                 12.6
                                                                 ------------         ------------
Total current liabilities                                             2,428.7              2,642.3

Long-term debt                                                       15,131.4             15,044.1
Other                                                                    54.5                 43.1
Commitments and contingent liabilities
Deferred income taxes                                                   170.9                205.4

Shareholder's equity:
  Common stock - $.01 par value; authorized 100 shares;
    issued and outstanding 11 (2001) and 11 (2000) shares                   -                    -
  Additional paid-in capital                                         16,036.0             15,795.7
  Accumulated other comprehensive (loss)                               (740.5)              (449.0)
  (Deficit)                                                          (5,990.6)            (4,954.4)
                                                                 ------------         ------------
                                                                      9,304.9             10,392.3
                                                                 ------------         ------------
Total liabilities and shareholder's equity                       $   27,090.4         $   28,327.2
                                                                 ============         ============

Note:   The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

See accompanying notes.

                      NTL (Delaware), Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                                 (in millions)

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                    ---------------------------
                                                       2001              2000
                                                    ---------         ---------
REVENUES
Consumer telecommunications and television          $   623.0         $   253.5
Business telecommunications                             200.2             158.0
Broadcast transmission and other                         82.7              79.4
                                                    ---------         ---------
                                                        905.9             490.9

COSTS AND EXPENSES
Operating expenses                                      447.1             227.2
Selling, general and administrative expenses            333.3             195.0
Other charges                                             7.4                 -
Corporate expenses                                        7.0              10.2
Depreciation and amortization                           763.2             249.6
                                                    ---------         ---------
                                                      1,558.0             682.0
                                                    ---------         ---------
Operating (loss)                                       (652.1)           (191.1)

OTHER INCOME (EXPENSE)
Interest income and other, net                          (33.3)             22.4
Interest expense                                       (355.1)           (206.0)
Foreign currency transaction losses                     (13.2)            (28.3)
                                                    ---------         ---------
(Loss) before income tax benefit                     (1,053.7)           (403.0)
Income tax benefit                                       17.5               5.3
                                                    ---------         ---------
Net (loss)                                          $(1,036.2)        $  (397.7)
                                                    =========         =========

See accompanying notes.

                      NTL (Delaware), Inc. and Subsidiaries
            Condensed Consolidated Statement of Shareholder's Equity
                                   (Unaudited)
                              (dollars in millions)

                                                              COMMON STOCK
                                                             $.01 PAR VALUE
                                                            SHARES        PAR
                                                            ------      ------
Balance, December 31, 2000                                    11          $-
Contribution from NTL Incorporated
Comprehensive loss:
Net loss for the three months ended
  March 31, 2001
Currency translation adjustment
Unrealized net losses on investments
Unrealized net losses on derivatives
    Total
                                                            ------      ------
Balance, March 31, 2001                                       11          $-
                                                            ======      ======

                      NTL (Delaware), Inc. and Subsidiaries
            Condensed Consolidated Statement of Shareholder's Equity
                             (Unaudited) - continued
                              (dollars in millions)

                                                                            ACCUMULATED OTHER
                                                                            COMPREHENSIVE LOSS
                                                                  ---------------------------------------
                                                                                UNREALIZED    UNREALIZED
                                     ADDITIONAL                    FOREIGN          NET           NET
                                      PAID-IN     COMPREHENSIVE    CURRENCY      LOSSES ON     LOSSES ON
                                      CAPITAL         LOSS        TRANSLATION   INVESTMENTS   DERIVATIVES    DEFICIT
                                     --------------------------------------------------------------------------------
Balance, December 31, 2000           $15,795.7                      $(434.8)      $(14.2)                   $(4,954.4)
Contribution from NTL Incorporated       240.3
Comprehensive loss:
Net loss for three months ended
  March 31, 2001                                    $(1,036.2)                                               (1,036.2)
Currency translation adjustment                        (283.7)       (283.7)
Unrealized net losses on
  investments                                            (1.7)                      (1.7)
Unrealized net losses on
  derivatives                                            (6.1)                                  $(6.1)
                                                    ---------
    Total                                           $(1,327.7)
                                     --------------------------------------------------------------------------------
Balance, March 31, 2001              $16,036.0                      $(718.5)      $(15.9)       $(6.1)      $(5,990.6)
                                     ================================================================================

See accompanying notes.

                      NTL (Delaware), Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                              (dollars in millions)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                -------------------------
                                                                  2001             2000
                                                                --------         --------
Net cash (used in) operating activities                         $  (85.4)        $  (71.5)

INVESTING ACTIVITIES
  Acquisitions, net of cash acquired                                   -         (3,444.5)
  Payment of deferred purchase price                                   -             (3.2)
  Purchase of fixed assets                                        (600.7)          (359.2)
  Increase in other assets                                         (97.2)          (178.4)
  Purchase of marketable securities                                    -            (47.2)
  Proceeds from sales of marketable securities                         -            165.9
                                                                --------         --------
  Net cash (used in) investing activities                         (697.9)        (3,866.6)

FINANCING ACTIVITIES
  Proceeds from borrowings, net of financing costs                 618.1          1,622.4
  Proceeds from issuance of redeemable preferred stock                 -          1,850.0
  Principal payments                                               (82.2)           (75.3)
  Contribution from NTL Incorporated                               109.1                -
  Cash released from escrow                                            -             83.3
  Proceeds from exercise of stock options and warrants                 -             27.1
                                                                --------         --------
  Net cash provided by financing activities                        645.0          3,507.5

  Effect of exchange rate changes on cash                          (16.4)            (5.9)
                                                                --------         --------
  Decrease in cash and cash equivalents                           (154.7)          (436.5)
  Cash and cash equivalents at beginning of period                 509.9          2,597.2
                                                                --------         --------
  Cash and cash equivalents at end of period                    $  355.2         $2,160.7
                                                                ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for interest exclusive of
    amounts capitalized                                         $  203.6         $   90.0
  Income taxes paid                                                  2.2                -

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
  Accretion of dividends and discount on preferred stock        $      -         $    7.1
  Contribution from NTL Incorporated                               131.2                -

See accompanying notes.

                      NTL (Delaware), Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in a Current Report on Form 8-K/A dated May 4, 2001 of NTL (Delaware), Inc.

Certain prior period amounts have been reclassified to conform to the current presentation.

NOTE B - CORPORATE RESTRUCTURING

On May 18, 2000, NTL Incorporated completed a corporate restructuring to create a holding company structure. The formation of the holding company was part of NTL Incorporated's acquisition of certain assets of Cable & Wireless Communications plc ("CWC") (the operations acquired from CWC are called "ConsumerCo"). The holding company restructuring was accomplished through a merger so that all the stockholders of NTL Incorporated at the effective time of the merger became stockholders of the new holding company, and NTL Incorporated became a subsidiary of the new holding company. The new holding company has taken the name NTL Incorporated and the holding company's subsidiary simultaneously changed its name to NTL (Delaware), Inc. The "Company" refers to NTL Incorporated and subsidiaries up to and including May 17, 2000, and to NTL (Delaware), Inc. and subsidiaries beginning May 18, 2000.

On February 21, 2001, NTL Communications Corp. ("NTL Communications"), a wholly-owned subsidiary of the Company, completed a transaction whereby it acquired the entire issued share capital of NTL (CWC Holdings) Limited (the entity that owns ConsumerCo) from NTL Incorporated. As a result of this transaction, ConsumerCo became an indirect wholly-owned subsidiary of the Company. The Company accounted for the transaction in a manner consistent with a transfer of entities under common control, which is similar to a "pooling of interests." Accordingly, the net assets and results of operations of ConsumerCo have been included in the Company's consolidated financial statements from May 30, 2000, the date of NTL Incorporated's acquisition of ConsumerCo.

                      NTL (Delaware), Inc. and Subsidiaries

NOTE C - FIXED ASSETS

Fixed assets consist of:

                                                             MARCH 31,          DECEMBER 31,
                                                               2001                 2000
                                                           ------------         ------------
                                                           (unaudited)
                                                                     (in millions)
   Operating equipment                                     $   11,764.7         $   11,753.2
   Other equipment                                              1,208.0              1,145.2
   Construction-in-progress                                     1,297.2              1,611.1
                                                           ------------         ------------
                                                               14,269.9             14,509.5
   Accumulated depreciation                                    (2,039.2)            (1,816.5)
                                                           ------------         ------------
                                                           $   12,230.7         $   12,693.0
                                                           ============         ============

Depreciation expense for the three months ended March 30, 2001 and 2000 was $335.9 million and $151.2 million, respectively.

NOTE D - INTANGIBLE ASSETS

Intangible assets consist of:

                                                               MARCH 31,         DECEMBER 31,
                                                                 2001                2000
                                                             ------------        ------------
                                                             (unaudited)
                                                                      (in millions)
   Goodwill, net of accumulated amortization
     of $1,421.5 (2001) and $1,103.6 (2000)                  $   12,136.3        $   12,522.8
   License acquisition costs, net of accumulated
     amortization of $227.3 (2001) and $215.8 (2000)                121.6               139.2
   Customer lists, net of accumulated amortization
     of $127.5 (2001) and $110.7 (2000)                             276.4               318.2
   Other intangibles, net of accumulated amortization
       of $15.9 (2001) and $13.8 (2000)                              69.6                80.6
                                                             ------------        ------------
                                                             $   12,603.9        $   13,060.8
                                                             ============        ============

On March 28, 2000, the Company acquired the cable assets of the Cablecom Group ("Cablecom") in Switzerland. The acquisition was accounted for as a purchase, and accordingly, the net assets and results of operations of Cablecom have been included in the consolidated financial statements from the date of acquisition.

On May 30, 2000, NTL Incorporated acquired ConsumerCo. On February 21, 2001, NTL Incorporated contributed the assets of ConsumerCo to NTL Communications. The Company accounted for the contribution in a manner consistent with a transfer of entities under common control, which is similar to a "pooling of interests." Accordingly, the net assets and results of operations of ConsumerCo have been included in the Company's consolidated financial statements from May 30, 2000.

                      NTL (Delaware), Inc. and Subsidiaries

NOTE D - INTANGIBLE ASSETS (CONTINUED)

A significant component of the pro forma results is associated with the acquisition of ConsumerCo. The historical results of ConsumerCo reflect certain intercompany costs and expenses as they were prior to the separation of ConsumerCo which was completed in the second quarter of 2000. These costs and expenses do not necessarily reflect the costs and expenses that would have been incurred had ConsumerCo reported as a separate entity for these periods. Therefore the historical results of ConsumerCo which are included in the pro forma results below are not reflective of results on a going forward basis. The pro forma unaudited consolidated results of operations for the three months ended March 31, 2000 assuming consummation of these transactions as of January 1, 2000 is as follows (in millions):

      Total revenue                             $ 874.5
      Net (loss)                                 (860.6)

Amortization of intangible and other assets charged to expense for the three months ended March 31, 2001 and 2000 was $427.3 million and $98.4 million, respectively.

                      NTL (Delaware), Inc. and Subsidiaries

NOTE E - LONG-TERM DEBT

Long-term debt consists of:

                                                                   MARCH 31,         DECEMBER 31,
                                                                     2001                2000
                                                                 ------------        ------------
                                                                  (unaudited)
                                                                           (in millions)
NTL Delaware:
  5-3/4% Convertible Subordinated Notes                          $    1,200.0        $    1,200.0

ConsumerCo:
  Term Loan Facility and other                                              -                21.7

NTL Business:
  Credit Agreement                                                          -             3,030.3

Cablecom:
  Term Loan Facility                                                  1,555.2             1,666.4
  Revolving Facility                                                    262.1               320.9
  Other                                                                  14.6                15.3

NTL Communications:
  12-3/4% Senior Deferred Coupon Notes                                  277.8               277.8
  11-1/2% Senior Deferred Coupon Notes                                1,050.0             1,040.5
  10% Senior Notes                                                      400.0               400.0
  9-1/2% Senior Sterling Notes, less unamortized discount               176.9               186.5
  10-3/4% Senior Deferred Coupon Sterling Notes                         344.4               353.6
  9-3/4% Senior Deferred Coupon Notes                                 1,073.6             1,048.5
  9-3/4% Senior Deferred Coupon Sterling Notes                          350.5               360.8
  11-1/2% Senior Notes                                                  625.0               625.0
  12-3/8% Senior Deferred Coupon Notes                                  333.3               323.6
  7% Convertible Subordinated Notes                                     489.8               599.3
  9-1/4% Senior Euro Notes                                              219.9               234.7
  9-7/8% Senior Euro Notes                                              307.8               328.6
  11-1/2% Senior Deferred Coupon Euro Notes                             123.2               127.9
  11-7/8% Senior Notes, less unamortized discount                       489.9               489.6
  12-3/8% Senior Euro Notes                                             263.8                   -

NTL Communications Limited:
  Credit Agreement                                                    3,547.5               375.3
  Other                                                                   2.3                   -

NTL Triangle:
  11.2% Senior Discount Debentures                                      517.3               517.3
  Other                                                                   4.5                 5.2

Diamond:
  13-1/4% Senior Discount Notes                                         285.1               285.1
  11-3/4% Senior Discount Notes                                         531.0               531.0
  10-3/4% Senior Discount Notes                                         383.8               373.9
  10% Senior Sterling Notes                                             191.6               201.9
  9-1/8% Senior Notes                                                   110.0               110.0
  Other                                                                   5.2                 6.0
                                                                 ------------        ------------
                                                                     15,136.1            15,056.7
Less current portion                                                      4.7                12.6
                                                                 ------------        ------------
                                                                 $   15,131.4        $   15,044.1
                                                                 ============        ============

                      NTL (Delaware), Inc. and Subsidiaries

NOTE E - LONG-TERM DEBT (CONTINUED)

In May 2000, NTL Business Limited ("NTL Business") and NTL Communications Limited ("NTLCL"), wholly-owned indirect subsidiaries of the Company, entered into a pound sterling 2,500.0 million ($3,547.5 million) credit agreement in connection with the ConsumerCo acquisition. As of March 31, 2001, there was pound sterling 2,500.0 million ($3,547.5 million) outstanding under the credit agreement. The effective rate of interest at March 31, 2001 was 8.03%.

In March 2000, the Company borrowed CHF 2,700.0 million ($1,555.2 million) under its term loan facility in connection with the acquisition of Cablecom. The effective interest rate at March 31, 2001 was 5.78%. Cablecom has the option to draw on a revolving loan facility up to an additional CHF 1,400.0 million ($806.4 million). As of March 31, 2001, Cablecom had borrowed CHF 455.0 million ($262.1 million) under the revolving loan facility with an effective interest rate of 5.97%.

In January and February 2001, NTL Communications Corp. ("NTL Communications"), a wholly-owned subsidiary of the Company, issued euro 300.0 million ($263.8 million) aggregate principal amount of 12-3/8% Senior Euro Notes due February 1, 2008. NTL Communications received proceeds of approximately $271.9 million after underwriters' discount and commissions and other fees. Interest is payable semiannually in cash at a rate of 12-3/8% per annum beginning on August 1, 2001. These notes may not be redeemed by NTL Communications except in limited circumstances.

In February 2001, $109.5 million principal amount of NTL Communications 7% Convertible Subordinated Notes due December 15, 2008 were converted into 2.8 million shares of NTL Incorporated's common stock at the applicable conversion price of $39.20 per share. NTL Incorporated issued as a premium on the conversion an additional 0.5 million shares which were valued at the closing common stock price on the dates of conversion. The premium, which amounted to $17.6 million, is included in interest expense. Additionally accrued and unpaid interest of $1.2 million at the time of the conversion was waived by the holders of the convertible notes.

On February 21, 2001, as required by the NTL Business and NTLCL credit agreement, NTL Communications completed a transaction whereby it acquired the entire issued share capital of NTL (CWC Holdings) Limited (the entity that owns ConsumerCo) from NTL Incorporated and the entire issued share capital of NTL Business from NTL Delaware in exchange for shares of its common stock. As a result of this transaction, ConsumerCo and NTL Business became subsidiaries of NTL Communications and NTL Business' interest in the pound sterling 2,500.0 million credit agreement was assigned to a subsidiary of NTLCL.

On March 30, 2001, NTL Australia Pty Limited ("NTLA"), a wholly-owned indirect subsidiary of the Company, entered into a A$350.0 million ($170.8 million) credit agreement with a group of banks. As of April 3, 2001, A$150.0 million ($73.2 million) was outstanding, and in addition A$50.0 million ($24.4 million) is expected to be drawn on May 31, 2001. NTLA may use the proceeds under this credit agreement to repay NTL Delaware (its parent company) for part of its original investment in NTLA as well as funding the development of NTL in Australia and general capital expenditures, working capital

                      NTL (Delaware), Inc. and Subsidiaries

NOTE E - LONG-TERM DEBT (CONTINUED)

and corporate purposes. Interest is payable at least every six months at the A$ Bank Bill Bid Rate plus a margin of 1.85% per annum, which is subject to adjustment based on the ratio of senior debt to EBITDA of NTLA. The unused portion of the commitment is subject to a commitment fee of 0.6%, which is subject to adjustment based on the ratio of senior debt to EBITDA of NTLA. Principal is due in five semi-annual installments beginning on June 30, 2004. The credit agreement contains various financial and other covenants with respect to NTLA and restrictions on dividends and distributions by NTLA.

On April 27, 2001, the Company received a commitment from a unit of GE Capital for $388.0 million in financing. Subject to definitive documentation and customary closing conditions, GE Capital will provide pound sterling 200.0 million ($283.8 million) through an increase to the pound sterling 2,500.0 million credit agreement of NTLCL. This increase is also subject to the consent of the existing lenders under the credit agreement. The remainder will be in the form of 5.75% convertible notes, convertible into NTL Incorporated common stock at a conversion price of $35.00 per share. The Company intends to use approximately half of the proceeds to repay outstanding amounts under the pound sterling 2,500.0 million credit agreement and the remainder for construction, capital expenditure and general corporate purposes.

On May 9, 2001, NTL Incorporated announced that NTL Communications had priced an issue of $1,000.0 million of 6 3/4% Convertible Senior Notes due May 15, 2008. Interest will be payable semiannually commencing on November 15, 2001. These notes will be convertible into shares of NTL Incorporated common stock at the option of the holder after August 13, 2001 at a conversion price of $32.728 per share. After May 20, 2004, the notes will be redeemable, in whole or from time to time in part, at the option of NTL Incorporated or NTL Communications. NTL Incorporated will be a co-obligor of the notes on a subordinated basis. The closing of the sale of the notes is expected to occur on May 15, 2001.

NTLCL has a pound sterling 1,300.0 million ($1,844.7 million) credit agreement with a group of banks which is available to finance working capital requirements of the U.K. Group, as defined. For purposes of this credit agreement, Diamond Cable Communications Limited and subsidiaries, NTL
(Triangle) LLC and subsidiaries and certain other entities are excluded from the U.K. Group. Pursuant to the credit agreement, in connection with the issuance of NTL Communications notes beginning in October 2000, the commitment was reduced by pound sterling 255.1 million ($362.0 million). Following the issuance of the 6 3/4% Convertible Senior Notes, the commitment will be further reduced by approximately pound sterling 382.1 million ($542.2 million). As of March 31, 2001, there were no amounts borrowed under this credit agreement. As of May 9, 2001, pound sterling 455.1 million ($645.7 million) had been borrowed.

NOTE F - DERIVATIVE FINANCIAL INSTRUMENTS

Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and
138. The new accounting standard requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in the results of operations or in other comprehensive income (loss), depending on whether a derivative is designated as a fair value or cash flow hedge. The ineffective portion of all hedges is recognized in the results of operations.

On January 1, 2001, the Company recorded all of its outstanding derivative instruments at their fair value. The outstanding derivative instruments were comprised of cross currency swaps to hedge exposure to movements in the British pound/U.S. dollar exchange rate, and a number of zero cost collars to hedge exposure to floating interest rates on certain of its debt. The aggregate fair value on January 1, 2001 was a liability of $9.0 million, of which $6.8 million was recorded as an expense and $2.2 million was recorded as other comprehensive loss. In 2001, the Company entered into cross currency swaps to hedge exposure to movements in the Euro/British pound exchange rate. In the three months ended March 31, 2001, the Company recorded income of $5.1 million and other comprehensive loss of $3.9 million as a result of changes in the fair values. The aggregate fair value at March 31, 2001 was a net liability of $7.8 million.

NOTE G - OTHER CHARGES

Other charges of $7.4 million in 2001 are principally for costs incurred to integrate the acquired companies and are primarily related to information technology integration, and costs incurred for business rationalization.

NOTE H - RESTRUCTURING COSTS

The Company recorded restructuring costs in November 2000 as a result of the completion of a consolidation review. This charge consisted of employee severance and related costs of $47.9 million for approximately 2,300 employees to be terminated and lease exit costs of $18.0 million. As of March 31, 2001, $20.5 million of the provision had been used, including $17.5 million for employee severance and related costs and $3.0 million for lease exit costs. As of March 31, 2001, approximately 1,100 employees had been terminated. The remaining restructuring reserve of $45.4 million includes $30.4 million for employee severance and related costs and $15.0 million for lease exit costs.

NOTE I - RELATED PARTY TRANSACTIONS

On April 12, 2001, NTL Incorporated purchased $15.0 million of an unsecured convertible note of CoreComm Limited, a company that offers telecommunications and Internet services to residential and business customers in the United States. In addition, concurrently with the note purchase and without additional compensation, NTL Incorporated entered into a network and software agreement with CoreComm. Under the agreement, CoreComm will provide U.S. network access on CoreComm's network for Internet traffic from NTL Incorporated's U.K. customers, as well as a royalty free license to use certain billing and provisioning software and know-how. Certain officers and directors of NTL Incorporated are also officers and directors of CoreComm. In light of this relationship, the independent directors of NTL Incorporated examined the transaction with CoreComm. The board of directors determined that the transaction was inherently fair and provided NTL Incorporated with benefits that exceeded those that could be obtained from a third party.

                     NTL (Delaware), Inc. and Subsidiaries

NOTE J - COMPREHENSIVE LOSS

The Company's comprehensive loss for the three months ended March 31, 2001 and 2000 was $1,327.7 million and $508.0 million, respectively.

NOTE K - SEGMENT DATA

                                       BROADCAST     CONSUMER       BUSINESS       SHARED         TOTAL
                                       ---------     ---------      ---------     ---------     ---------
                                                                  (in millions)
Three months ended March 31, 2001
Revenues                               $    82.7     $   623.0      $   200.2     $       -     $   905.9
EBITDA (1)                                  39.6         172.7           70.7        (157.5)        125.5

Three months ended March 31, 2000
Revenues                               $    79.4     $   253.5      $   158.0     $       -     $   490.9
EBITDA (1)                                  39.9          67.0           36.2         (74.4)         68.7

Total assets
March 31, 2001 (2)                     $   966.5     $22,584.9      $ 1,562.8     $ 1,976.2     $27,090.4
December 31, 2000 (3)                    1,051.1      23,582.5        1,753.3       1,940.3      28,327.2

(1) Represents earnings before interest, taxes, depreciation and amortization, other charges, corporate expenses, and foreign currency transaction losses.

(2) At March 31, 2001, shared assets included $232.9 million of cash and cash equivalents, $494.2 million of goodwill and $1,249.1 million of other assets.

(3) At December 31, 2000, shared assets included $357.5 million of cash, cash equivalents and marketable securities, $422.0 million of goodwill and $1,160.8 million of other assets.

The reconciliation of segment combined EBITDA to loss before income tax benefit is as follows:

                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                      2001              2000
                                                   ----------        ----------
                                                          (in millions)
         Segment Combined EBITDA                   $    125.5        $     68.7

         (Add) Deduct:
         Other charges                                    7.4                 -
         Corporate expenses                               7.0              10.2
         Depreciation and amortization                  763.2             249.6
         Interest income and other, net                  33.3             (22.4)
         Interest expense                               355.1             206.0
         Foreign currency transaction losses             13.2              28.3
                                                   ----------        ----------
                                                      1,179.2             471.7
                                                   ----------        ----------
         (Loss) before income tax benefit          $ (1,053.7)       $   (403.0)
                                                   ==========        ==========

                      NTL (Delaware), Inc. and Subsidiaries

NOTE L - COMMITMENTS AND CONTINGENT LIABILITIES

At March 31, 2001, the Company was committed to pay approximately $1,270.0 million for equipment and services, which includes approximately $855.0 million for certain operations and maintenance contracts through 2008.

A wholly-owned indirect subsidiary of the Company, Premium TV Limited, has entered into media partnerships with various United Kingdom football clubs whereby Premium TV Limited will receive certain marketing and sponsorship rights. Premium TV Limited will provide loan facilities to the clubs, repayable through the issue of shares in the football clubs, as well as provide funding to joint ventures with the clubs. At March 31, 2001, the aggregate commitment was pound sterling 20.3 million ($28.8 million). In addition, Premium TV Limited expects to pay fees of up to pound sterling 59.0 million ($83.7 million) over five years for the right to enter into a joint venture with the Football League to set-up an Internet portal for all 72 Football League clubs who wish to participate.

In August 2000 NTL Incorporated announced that it had signed an agreement in partnership with Morgan Stanley Dean Witter Private Equity to buy France Telecom's 49.9% stake in Suez-Lyonnaise Telecom, the operator of the Noos broadband network in France. Pursuant to the agreement, NTL Incorporated has agreed to acquire 27% of Noos for approximately $627.0 million. This agreement was amended in April 2001 with the original purchase price to NTL Incorporated reduced to $594.0 million to reflect a change in the assets to be contributed to Noos by France Telecom. The balance of the $627.0 million purchase consideration is payable to France Telecom on transfer to Noos of specified networks following receipt of regulatory approvals. The shareholder's agreement relating to Noos provides for the parties to negotiate for the sale by NTL Incorporated to Noos of its 1G Networks. If the parties are unable to agree on a price, NTL Incorporated has the right to sell the 1G Networks to Noos at a price determined by appraisal and payable by a subordinated note. NTL Incorporated will issue two series of its preferred stock to France Telecom as consideration for the acquisition of its 27% interest in Noos. One series of the preferred stock representing $472.2 million of the initial purchase consideration is mandatorily redeemable for cash by NTL Incorporated one year after issuance. The second series of preferred stock representing $121.8 million of the initial purchase consideration is mandatorily redeemable for cash by NTL Incorporated six years after issuance. Because the subsidiaries of NTL Incorporated are subject to restrictions on their ability to pay dividends or make distributions to NTL Incorporated, it is likely that the initial redemption would have to be financed by NTL Incorporated. NTL Incorporated will pledge its shares in Noos to secure payment of the redemption amount under the terms of the preferred stock. The redemption of the first series of preferred stock is not included in NTL Incorporated's expected cash requirements for 2001. However, definitive closing documentation has not yet been executed regarding the transaction and there can be no assurance that agreement will be reached on such documentation or that the conditions to closing will be satisfied.

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

                      NTL (Delaware), Inc. and Subsidiaries


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.




                          Western Europe Customer Statistics as of March 31, 2001 (in 000s)
                                              (continued on next page)

                               (UK)      (IRELAND)    (SWISS)     (FRANCE)     NTL DIRECT
                                NTL      CABLELINK    CABLECOM   1G NETWORKS    SUBTOTAL
                             --------    ---------    --------   -----------   ----------
 Ownership Interest              100%       100%      100%(1)        100%
 Homes in Franchise          11,411.2      420.0      1,893.4       287.0       14,011.6
 Homes passed                 8,404.1      419.4      1,893.4       265.5       10,982.4
 Homes marketed (Telco)       7,472.3       20.0            -           -        7,492.3
 Homes marketed (CATV)        7,695.8      419.4      1,714.3       212.6       10,042.1
 Homes marketed (Ethernet)          -          -            -           -              -
 Customers                    2,849.8      370.6      1,562.0        48.1        4,830.5
      Single RGU                828.6      367.1      1,526.9        48.0        2,770.6
      Dual / Triple RGU       2,021.2        3.5         35.1         0.1        2,059.9
 CATV                         2,311.5      370.6      1,562.0        48.1        4,292.2
      Digital                   757.3          -         28.4         0.7          786.4
 Telephone (Direct)           2,559.5        3.5            -           -        2,563.0
 Broadband Internet              26.3          -         35.1         0.1           61.5
 RGUs                         4,897.3      374.1      1,597.1        48.2        6,916.7

 Internet Subscribers         1,953.3          -        194.2         0.1        2,147.6
      Wholesale               1,043.3          -            -           -        1,043.3
      ntlworld                  602.4          -            -           -          602.4
 Telephone (Indirect)           435.2          -            -           -          435.2

 Residential Customers        4,328.3      370.6      1,562.0        48.1        6,309.0
 Residential Services         7,259.5      374.1      1,756.2        48.2        9,438.0

 Business Customers              76.6        1.0          3.0           -           80.6

 PENETRATION
 CATV                           30.0%      88.4%        91.1%       22.6%          42.7%
 Telephone                      34.3%         nm           na          na          34.2%
 Customer                       37.0%      88.4%        91.1%       22.6%          48.1%
 RGU                            63.6%      89.2%        93.2%       22.7%          68.9%
 Dual / Triple                  70.9%       0.9%         2.2%        0.2%          42.6%

(1) Cablecom owns portions of 28 cable systems in Switzerland. The following statistics reflect the proportional operating data in which Cablecom does not maintain an equity interest: 188,200 homes passed, 160,600 homes marketed, 152,700 subscribers and 600 broadband Internet subscribers.

                      NTL (Delaware), Inc. and Subsidiaries



                          Western Europe Customer Statistics as of March 31, 2001 (in 000s)
                                              (continued from prior page)

                              (PARIS)    (FRANKFURT)   (STOCKHOLM)    EQUITY     GROSS
                                NOOS      EKABEL (2)       B2          TOTAL     TOTAL
                             (PENDING)
                                (2)
                             ---------   -----------   -----------   --------   --------
 Ownership Interest               27%        32.5%         25%
 Homes in Franchise           3,179.0      2,800.0       305.7       15,668.2   20,296.3
 Homes passed                 2,563.0      1,828.0       127.3       12,112.1   15,500.7
 Homes marketed (Telco)           1.0            -           -        7,492.6    7,493.3
 Homes marketed (CATV)        2,563.0      1,828.0           -       11,167.6   14,433.1
 Homes marketed (Ethernet)          -            -        86.8           21.7       86.8
 Customers                      765.0      1,294.0        18.7        5,309.6    6,908.2
      Single RGU                718.0      1,294.0        18.7        3,237.6    4,801.3
      Dual / Triple RGU          47.0            -           -        2,072.0    2,106.9
 CATV                           747.0      1,294.0           -        4,761.7    6,333.2
      Digital                   244.0            -           -          851.0    1,030.4
 Telephone (Direct)               1.0            -           -        2,563.3    2,564.0
 Broadband Internet              63.0            -        18.7           82.6      143.2
 RGUs                           811.0      1,294.0        18.7        7,407.6    9,040.4

 Internet Subscribers            63.0            -        18.7        2,168.7    2,229.3
      Wholesale                     -            -           -        1,043.3    1,043.3
      ntlworld                      -            -           -          602.4      602.4
 Telephone (Indirect)               -            -           -          435.2      435.2

 Residential Customers          765.0      1,294.0        18.7        6,788.1    8,386.7
 Residential Services           811.0      1,294.0        18.7        9,928.9   11,561.7

 Business Customers              38.0            -           -           90.9      118.6

 PENETRATION
 CATV                           29.1%        70.8%          na          42.6%      43.9%
 Telephone                         na           na          na          34.2%      34.2%
 Customer                       29.8%        70.8%       21.5%          47.5%      47.9%
 RGU                            31.6%        70.8%       21.5%          66.3%      62.6%
 Dual / Triple                   6.1%         0.0%        0.0%          39.0%      30.5%

(2) Data as of December 31, 2000.

                      NTL (Delaware), Inc. and Subsidiaries


                              RESULTS OF OPERATIONS

As a result of the completion of the acquisitions of the cable assets of the Cablecom Group ("Cablecom") in March 2000 and the consumer cable telephone, Internet and television operations of Cable & Wireless Communications plc ("ConsumerCo") in May 2000, the Company consolidated the results of operations of these businesses from the dates of acquisition. The results of operations of Cablecom from the date of acquisition to March 31, 2000 were not significant.

Three Months Ended March 31, 2001 and 2000

For the three months ended March 31, 2000, certain revenues have been reclassified from business telecommunications to broadcast transmission and other, and certain costs have been reclassified from operating expenses to selling, general and administrative expenses to conform to the 2001 classifications. In 2000 and 2001, the substantial majority of revenues in all segments were derived from operations in the United Kingdom.

Consumer telecommunications and television revenues increased to $623.0 million from $253.5 million as a result of acquisitions and from growth in the Company's customer base. The 2001 revenue includes $351.1 million from acquired companies. The Company's immediate goal is to drive the majority of revenue growth from average revenue per unit ("ARPU") increases rather than adding new customers. Achievement of this goal would allow the Company to achieve its revenue targets, have a lower capital requirement due to fewer installations, and improve EBITDA as the Company reduces front-loaded costs such as customer acquisition costs and higher initial maintenance costs. In the first quarter of 2001, the Company increased revenues from existing customers as a result of migrating customers to digital television, price increases and upselling additional products and services. The Company expects this trend to continue in the second quarter of 2001.

Business telecommunications revenues increased to $200.2 million from $158.0 million as a result of acquisitions, growth in the Company's customer base and increases in carrier services revenues. The 2001 revenue includes $26.5 million from ConsumerCo. The Company continues to focus specific sales and marketing effort on winning business customers in its franchise areas and increasing revenue from its existing customers. Carrier services revenues increased due to growth in services provided by the Company's wholesale operation to other telephone companies, including wireless service operators. Revenue growth in carrier services is primarily dependent upon the Company's ability to continue to attract new customers and expand services to existing customers.

                      NTL (Delaware), Inc. and Subsidiaries


Broadcast transmission and other revenues increased to $82.7 million from $79.4 million. The increase reflects increases in the number of broadcast television and FM radio customers and accounts, which exceeded price cap reductions in the Company's regulated services, and increases in satellite and media services used by broadcast and media customers. The Company expects growth in broadcast services to be driven primarily by contracts related to the increased demand for tower infrastructure by wireless services operators expanding and upgrading their networks for wireless broadband, the privatization of national broadcast networks, the digitalization of analog television and radio signals and the further development of programming for the European markets requiring satellite and terrestrial distribution services.

Operating expenses (including network expenses) increased to $447.1 million from $227.2 million as a result of acquisitions and increases in interconnection and programming costs due to customer growth. The 2001 expense includes $164.6 million from acquired companies.

Selling, general and administrative expenses increased to $333.3 million from $195.0 million as a result of acquisitions, increases in telecommunications and cable television sales and marketing costs and increases in additional personnel and overhead to service the increasing customer base. The 2001 expense includes $122.3 million from acquired companies.

Other charges of $7.4 million in 2001 are principally for costs incurred to integrate the acquired companies and are primarily related to information technology integration, and costs incurred for business rationalization.

Corporate expenses decreased to $7.0 million from $10.2 million due to a reduction in various overhead costs.

Depreciation and amortization expense increased to $763.2 million from $249.6 million due to an increase in amortization on acquisition related intangibles and an increase in depreciation of telecommunications and cable television equipment. The 2001 and 2000 expense includes $522.3 million and $3.0 million, respectively, from acquired companies, including amortization of acquisition related intangibles.

Interest income and other, net decreased to expense of $33.3 million from income of $22.4 million as a result of increases in the net losses of affiliates accounted for by the equity method and decreases in interest income.

                      NTL (Delaware), Inc. and Subsidiaries


Interest expense increased to $355.1 million from $206.0 million due to the issuance of additional debt, and the increase in the accretion of original issue discount on the deferred coupon notes. The 2001 expense includes $87.9 million in interest on acquisition related debt. Interest of $225.2 million and $103.6 million was paid in cash in the three months ended March 31, 2001 and 2000, respectively.

Foreign currency transaction losses decreased to $13.2 million from $28.3 million primarily due to the effect of changes in exchange rates. The Company and certain of its subsidiaries have cash, cash equivalents and debt denominated in non-U.S. dollar currencies that are affected by changes in exchange rates. In addition, foreign subsidiaries of the Company whose functional currency is not the U.S. dollar hold cash, cash equivalents and debt denominated in U.S. dollars which are affected by changes in exchange rates.

The Company recorded restructuring costs in November 2000 as a result of the completion of a consolidation review. This charge consisted of employee severance and related costs of $47.9 million for approximately 2,300 employees to be terminated and lease exit costs of $18.0 million. As of March 31, 2001, $20.5 million of the provision had been used, including $17.5 million for employee severance and related costs and $3.0 million for lease exit costs. As of March 31, 2001, approximately 1,100 employees had been terminated. The remaining restructuring reserve of $45.4 includes $30.4 million for employee severance and related costs and $15.0 million for lease exit costs.

In September 2000, the Board of Directors approved modifications to certain stock options granted to employees in November 1999 through May 2000. Options to purchase an aggregate of approximately 16.5 million shares of NTL Incorporated common stock with a weighted average exercise price of $64.39 per share were modified such that the exercise price was reduced to $44.50 per share and the vesting schedule was delayed and/or lengthened. NTL Incorporated is accounting for these options as a variable plan beginning in September 2000. The Company will recognize non-cash compensation expense for the difference between the quoted market price of the common stock and the exercise price of the vested options while the options remain outstanding.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company will continue to require significant amounts of capital to finance construction of its local and national networks, for connection of telephone, telecommunications, Internet and cable television customers to the networks, for other capital expenditures and for debt service. The Company estimates that these requirements, net of cash from operations, will aggregate up to approximately $1,700.0 million from April 1, 2001 to December 31, 2001. The Company's commitments at March 31, 2001 for equipment and services through 2001 of approximately $415.0 million are included in the anticipated requirements. The Company had approximately $355.2 million in cash on hand at March 31, 2001. The Company expects to utilize the proceeds from the issuance of convertible notes in May 2001, proceeds from the proposed GE Capital financing and a portion of its bank facilities to fund the balance of these requirements.

The Company expects average quarterly capital expenditures to be pound sterling
325.0 million per quarter for the year ending December 31, 2001 and pound sterling 250.0 million per quarter for the year ending December 31, 2002.

On March 30, 2001, NTL Australia Pty Limited ("NTLA"), a wholly-owned indirect subsidiary of the Company, entered into a A$350.0 million ($170.8 million) credit agreement with a group of banks. As of April 3, 2001, A$150.0 million ($73.2 million) was outstanding, and in addition A$50.0 million ($24.4 million) is expected to be drawn on May 31, 2001. NTLA may use the proceeds under this credit agreement to repay NTL Delaware (its parent company) for part of its original investment in NTLA as well as funding the development of NTL in Australia and general capital expenditures, working capital and corporate purposes. Interest is payable at least every six months at the A$ Bank Bill Bid Rate plus a margin of 1.85% per annum, which is subject to adjustment based on the ratio of senior debt to EBITDA of NTLA. The unused portion of the commitment is subject to a commitment fee of 0.6%, which is subject to adjustment based on the ratio of senior debt to EBITDA of NTLA. Principal is due in five semi-annual installments beginning on June 30, 2004. The credit agreement contains various financial and other covenants with respect to NTLA and restrictions on dividends and distributions by NTLA.

On April 27, 2001, the Company received a commitment from a unit of GE Capital for $388.0 million in financing. Subject to definitive documentation and customary closing conditions, GE Capital will provide pound sterling 200.0 million ($283.8 million) through an increase to the pound sterling 2,500.0 million credit agreement of NTL Communications Limited ("NTLCL"). This increase is also subject to the consent of the existing lenders under the credit agreement. The remainder will be in the form of 5.75% convertible

                      NTL (Delaware), Inc. and Subsidiaries


notes, convertible into NTL Incorporated common stock at a conversion price of $35.00 per share. The Company intends to use approximately half of the proceeds to repay outstanding amounts under the pound sterling 2,500.0 million credit agreement and the remainder for construction, capital expenditure and general corporate purposes.

On May 9, 2001, NTL Incorporated announced that NTL Communications Corp. ("NTL Communications"), a wholly-owned subsidiary of the Company, had priced an issue of $1,000.0 million of 6 3/4% Convertible Senior Notes due May 15, 2008. Interest will be payable semiannually commencing on November 15, 2001. These notes will be convertible into shares of NTL Incorporated common stock at the option of the holder after August 13, 2001 at a conversion price of $32.728 per share. After May 20, 2004, the notes will be redeemable, in whole or from time to time in part, at the option of NTL Incorporated or NTL Communications. NTL Incorporated will be a co-obligor of the notes on a subordinated basis. The closing of the sale of the notes is expected to occur on May 15, 2001.

NTLCL entered into a pound sterling 1,300.0 million ($1,844.7 million) credit agreement with a group of banks dated May 30, 2000. Pursuant to the credit agreement, in connection with the issuance in October 2000 of $500.0 million aggregate principal amount of NTL Communications 11-7/8% notes and the issuance in January and February 2001 of euro 300.0 million aggregate principal amount of NTL Communications 12-3/8% notes, the commitment was reduced by pound sterling
255.1 million ($362.0 million). Following the issuance of the 6-3/4% Convertible Senior Notes, the commitment will be further reduced by approximately pound sterling 382.1 million ($542.2 million). As of March 31, 2001, there were no amounts borrowed under this agreement. As of May 9, 2001, pound sterling 455.1 million ($645.7 million) had been borrowed. NTLCL and other members of the U.K. Group may utilize the proceeds under this credit agreement to finance the working capital requirements of the U.K. Group, provided that in no event shall the proceeds be used for a purpose other than to finance the construction, capital expenditure and working capital needs of a cable television or telephone or telecommunications business, or a related business, in the United Kingdom or Ireland. For purposes of this credit agreement, Diamond Cable Communications Limited and subsidiaries, NTL (Triangle) LLC and subsidiaries and certain other entities are excluded from the U.K. Group. Interest is payable at least every six months at LIBOR plus a margin rate of 4.5% per annum. The margin rate shall increase by 0.5% on the three month anniversary of the initial advance and by an additional 0.5% on each subsequent three month anniversary, up to a maximum total interest rate of 16% per annum. The unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly. Principal is due in full on March 31, 2006.

Cablecom has the option to draw on a revolving loan facility of up to CHF 1,400.0 million ($806.4 million). The revolving facility is intended to finance operating expenses, working capital and other capital expenditures of Cablecom and subsidiaries and for their general corporate financing requirements. As of March 31, 2001, Cablecom had borrowed CHF 455.0 million ($262.1 million) under the revolving loan facility with an effective interest rate of 5.97%. The revolving facility is available until May 2003. The interest rate, interest payment requirements and principal payments for the revolving facility are the same as for the term loan

                      NTL (Delaware), Inc. and Subsidiaries


facility (see below). The revolving facility includes a commitment fee of 0.75% payable quarterly on the unused portion of the revolving facility commitment, which is reduced to 0.50% when over 50% of the commitment is utilized.

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

A wholly-owned indirect subsidiary of the Company, Premium TV Limited, has entered into media partnerships with U.K. football clubs whereby Premium TV Limited will receive certain marketing and sponsorship rights. Premium TV Limited will provide loan facilities to the clubs, repayable through the issue of shares in the football clubs, as well as provide funding to joint ventures with the clubs. At March 31, 2001, the aggregate commitment was pound sterling
20.3 million ($28.8 million). In addition, Premium TV Limited expects to pay fees of up to pound sterling 59.0 million ($83.7 million) over five years for the right to enter into a joint venture with the Football League to set-up an Internet portal for all 72 Football League clubs who wish to participate.

In August 2000 NTL Incorporated announced that it had signed an agreement in partnership with Morgan Stanley Dean Witter Private Equity to buy France Telecom's 49.9% stake in Suez-Lyonnaise Telecom, the operator of the Noos broadband network in France. Pursuant to the agreement, NTL Incorporated has agreed to acquire 27% of Noos for approximately $627.0 million. This agreement was amended in April 2001 with the original purchase price to NTL Incorporated reduced to $594.0 million to reflect a change in the assets to be contributed to Noos by France Telecom. The balance of the $627.0 million purchase consideration is payable to France Telecom on transfer to Noos of specified networks following receipt of regulatory approvals. The shareholder's agreement relating to Noos provides for the parties to negotiate for the sale by NTL Incorporated to Noos of its 1G Networks. If the parties are unable to agree on a price, NTL Incorporated has the right to sell the 1G Networks to Noos at a price determined by appraisal and payable by a subordinated note. NTL Incorporated will issue two series of its preferred stock to France Telecom as consideration for the acquisition of its 27% interest in Noos. One series of the preferred stock representing $472.2 million of the initial purchase consideration is mandatorily redeemable for cash by NTL Incorporated one year after issuance. The second series of preferred stock representing $121.8 million of the initial purchase consideration is mandatorily redeemable for cash by NTL Incorporated six years after issuance. Because the subsidiaries of NTL Incorporated are subject to restrictions on their ability to pay dividends or make distributions to NTL Incorporated, it is likely that the initial redemption would have to be financed by NTL Incorporated. NTL Incorporated will pledge its shares in Noos to secure payment of the redemption amount under the terms of the preferred stock. The redemption of the first series of preferred stock is not included in NTL Incorporated's expected cash requirements for 2001. However, definitive closing documentation has not yet been executed regarding the transaction and there can be no assurance that agreement will be reached on such documentation or that the conditions to closing will be satisfied.

The accreted value at March 31, 2001 of the Company's consolidated long-term indebtedness is $15,131.4 million, representing approximately 61.9% of total capitalization. The following summarizes the terms of the significant notes and credit facilities issued by the Company and its subsidiaries.

                      NTL (Delaware), Inc. and Subsidiaries

NTL Delaware:

(1) 5-3/4% Convertible Subordinated Notes due December 15, 2009, principal amount at maturity of $1,200.0 million, interest payable semiannually from June 15, 2000, redeemable at the Company's option on or after December 18, 2002, convertible into shares of the Company's stock at a conversion price of $108.18 per share;

NTLCL:

(2) Credit Agreement of pound sterling 1,300.0 million ($1,844.7 million), no amounts were outstanding as of March 31, 2001, pound sterling 455.1 million ($645.7 million) outstanding as of May 9, 2001, interest payable at least every six months at LIBOR plus a margin rate of 4.5% per annum, which is subject to adjustment, the unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, principal is due in full on March 31, 2006, pursuant to the credit agreement, following the issuance of NTL Communications notes beginning in October 2000, the commitment was reduced by pound sterling 255.1 million ($362.0 million), following the issuance of the 6-3/4% Convertible Senior Notes, the commitment will be further reduced by approximately pound sterling 382.1 million ($542.2 million);

(3) Credit Agreement of pound sterling 2,500.0 million ($3,547.5 million), of which pound sterling 2,500.0 million ($3,547.5 million) was outstanding at March 31, 2001, interest payable at least every six months at LIBOR plus a margin rate of 2.25% per annum, which is subject to adjustment, effective interest rate of 8.03% at March 31, 2001, the unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized, principal is due in six quarterly installments beginning on June 30, 2004;

Cablecom:

(4) Term Loan Facility of CHF 2,700.0 million ($1,555.2 million), interest payable at least every six months at Swiss LIBOR plus a margin rate of 2.5% per annum, which is subject to adjustment after March 2001, effective interest rate of 5.78% at March 31, 2001, principal is due over six years in quarterly installments beginning on March 31, 2004;

                      NTL (Delaware), Inc. and Subsidiaries


(5)   Revolving Facility of CHF 1,400.0 million ($806.4 million), of which CHF
      455.0 million ($262.1 million) was outstanding at March 31, 2001, interest payable at least every six months at Swiss LIBOR plus a margin rate of 2.5% per annum, which is subject to adjustment, effective interest rate of 5.97% at March 31, 2001, the unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized, principal is due over six years in quarterly installments beginning on March 31, 2004;

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

(9) 9-1/2% Senior Sterling Notes due April 1, 2008, principal amount at maturity of pound sterling 125.0 million ($177.4 million), interest payable semiannually from October 1, 1998, redeemable at the Company's option on or after April 1, 2003;

(10) 10-3/4% Senior Deferred Coupon Sterling Notes due April 1, 2008, principal amount at maturity of pound sterling 300.0 million ($425.7 million), interest payable semiannually beginning on October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

(11) 9-3/4% Senior Deferred Coupon Notes due April 1, 2008, principal amount at maturity of $1,300.0 million, interest payable semiannually beginning on October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

(12) 9-3/4% Senior Deferred Coupon Sterling Notes due April 15, 2009, principal amount at maturity of pound sterling 330.0 million ($468.3 million), interest payable semiannually beginning on October 15, 2004, redeemable at the Company's option on or after April 15, 2004;

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

                      NTL (Delaware), Inc. and Subsidiaries


(15) 7% Convertible Subordinated Notes due December 15, 2008, principal amount at maturity of $489.8 million, interest payable semiannually from June 15, 1999, convertible into shares of the Company's common stock at a conversion price of $39.20 per share, redeemable at the Company's option on or after December 15, 2001;

(16) 9-1/4% Senior Euro Notes due November 15, 2006, principal amount at maturity of euro 250.0 million ($219.9 million), interest payable semiannually from May 15, 2000;

(17) 9-7/8% Senior Euro Notes due November 15, 2009, principal amount at maturity of euro 350.0 million ($307.8 million), interest payable semiannually from May 15, 2000, redeemable at the Company's option on or after November 15, 2004;

(18) 11-1/2% Senior Deferred Coupon Euro Notes due November 15, 2009, principal amount at maturity of euro 210.0 million ($184.7 million), interest payable semiannually beginning on May 15, 2005, redeemable at the Company's option on or after November 15, 2004;

(19) 11-7/8% Senior Notes due October 1, 2010, principal amount at maturity of $500.0 million, interest payable semiannually beginning on April 1, 2001, redeemable at the Company's option on or after October 1, 2005;

(20) 12-3/8% Senior euro Notes due February 1, 2008; principal amount at maturity of euro 300.0 million ($263.8 million), interest payable semiannually beginning on August 1, 2001;

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

                      NTL (Delaware), Inc. and Subsidiaries


(25) 10% Senior Sterling Notes due February 1, 2008, issued by Diamond Holdings plc, a wholly-owned subsidiary of Diamond, principal amount at maturity of pound sterling 135.0 million ($191.6 million), interest payable semiannually from August 1, 1998, redeemable at Diamond's option on or after February 1, 2003; and

(26) 9-1/8% Senior Notes due February 1, 2008, issued by Diamond Holdings plc, principal amount at maturity of $110.0 million, interest payable semiannually from August 1, 1998, redeemable at Diamond's option on or after February 1, 2003.

Management does not anticipate that the Company and its subsidiaries will generate sufficient cash flow from operations to repay at maturity the entire principal amount of the outstanding indebtedness of the Company and its subsidiaries. Accordingly, the Company may be required to consider a number of measures, including: (a) refinancing all or a portion of such indebtedness, (b) seeking modifications to the terms of such indebtedness, (c) seeking additional debt financing, which may be subject to obtaining necessary lender consents, (d) seeking additional equity financing, or (e) a combination of the foregoing. There can be no assurance that financing will be available on acceptable terms or at all.

The Company's operations are conducted through its direct and indirect wholly-owned subsidiaries. As a holding company, the Company holds no significant assets other than cash and its investments in and advances to its subsidiaries. The Company's ability to make scheduled interest and principal payments when due to holders of its indebtedness may be dependent upon the receipt of sufficient funds from its subsidiaries. In addition, NTL Communications is a holding company that conducts its operations through its respective subsidiaries. Accordingly, the ability of NTL Communications to make scheduled interest and principal payments when due to holders of its indebtedness may be dependent upon the receipt of sufficient funds from its subsidiaries.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash used in operating activities was $85.4 million and $71.5 million in the three months ended March 31, 2001 and 2000, respectively. Cash paid for interest exclusive of amounts capitalized in the three months ended March 31, 2001 and 2000 was $203.6 million and $90.0 million, respectively. The remainder of this change is primarily due to the increase in the net loss and changes in working capital as a result of the timing of receipts and disbursements. A significant component of the working capital change in the three months ended March 31, 2001 was the collection of annual amounts billed by Cablecom in December 2000. The reduction in Cablecom's accounts receivable of $141.7 million was principally due to these collections.

Purchases of fixed assets were $600.7 in 2001 and $359.2 in 2000 as a result of the continuing fixed asset purchases and construction, including purchases and construction by acquired companies.

The cash used for other assets of $97.2 million in 2001 was primarily for investments in and loans to unconsolidated entities.

                      NTL (Delaware), Inc. and Subsidiaries


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained herein constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include the following: general economic and business conditions, the Company's ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of new business opportunities requiring significant up-front investment, and availability, terms and deployment of capital. The Company assumes no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting such statements.

                      NTL (Delaware), Inc. and Subsidiaries


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)    Exhibits.

          None.

   (b)    Reports on Form 8-K.

          During the quarter ended March 31, 2001, the Company filed the following current report on Form 8-K:

          (i) Report dated February 21, 2001 (filed March 7, 2001) reporting under Item 2, Acquisition or Disposition of Assets, that on February 21, 2001, NTL (Delaware), Inc. completed a transaction whereby it acquired the entire issued share capital of NTL (CWC Holdings) Limited from its parent company NTL Incorporated in exchange for shares of its common stock. As part of this transaction, NTL's pound sterling 2.5 billion credit facility was novated to an indirect subsidiary of NTL (Delaware), Inc.

          No financial statements were filed with this report.

                      NTL (Delaware), Inc. and Subsidiaries


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    NTL (DELAWARE), INC.



Date:  May 14, 2001                 By: /s/ Barclay Knapp
                                       ----------------------
                                       Barclay Knapp
                                       President and Chief Executive Officer


Date:  May 14, 2001                 By: /s/ Gregg N. Gorelick
                                       ----------------------
                                       Gregg N. Gorelick
                                       Vice President-Controller
                                       (Principal Accounting Officer)