Form 10-Q/A
period 2001-03-31
NTL DELAWARE INC
filed 2001-05-22
CIK 1083198

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-Q/A-1

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

          Condensed Consolidated Statement of Shareholder's Equity-
          Three months ended March 31, 2001 ..................................5

          Condensed Consolidated Statements of Cash Flows-
          Three months ended March 31, 2001 and 2000 .........................7

          Notes to Condensed Consolidated Financial Statements ...............8

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition ................................16


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K ..................................28*

SIGNATURES ..................................................................29*

_______
* Previously filed.


The Quarterly Report on Form 10-Q of NTL (Delaware), Inc. for the quarterly period ended March 31, 2001 is being amended by this Form 10-Q/A-1 to correct an error. In the Form 10-Q, the amount borrowed as of May 9, 2001 under the pound sterling 1,300.0 million credit agreement was incorrectly reported as pound sterling 455.1 million ($645.7 million). The correct amount borrowed was pound sterling 200.0 million ($283.8 million). Note E--Long-term debt in the Notes to Condensed Consolidated Financial Statements included in Item 1, and the Liquidity and Capital Resources section of Item 2 are being amended to correct the error.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             NTL (Delaware), Inc.

Dated: May 21, 2001                          By: /s/ Gregg N. Gorelick
                                             ---------------------------------
                                             Name:   Gregg N. Gorelick
                                             Title:  Vice President-Controller

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

NTLCL has a pound sterling 1,300.0 million ($1,844.7 million) credit agreement with a group of banks which is available to finance working capital requirements of the U.K. Group, as defined. For purposes of this credit agreement, Diamond Cable Communications Limited and subsidiaries, NTL
(Triangle) LLC and subsidiaries and certain other entities are excluded from the U.K. Group. Pursuant to the credit agreement, in connection with the issuance of NTL Communications notes beginning in October 2000, the commitment was reduced by pound sterling 255.1 million ($362.0 million). Following the issuance of the 6 3/4% Convertible Senior Notes, the commitment will be further reduced by approximately pound sterling 382.1 million ($542.2 million). As of March 31, 2001, there were no amounts borrowed under this credit agreement. As of May 9, 2001, pound sterling 200.0 million ($283.8 million) had been borrowed.

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

NTLCL entered into a pound sterling 1,300.0 million ($1,844.7 million) credit agreement with a group of banks dated May 30, 2000. Pursuant to the credit agreement, in connection with the issuance in October 2000 of $500.0 million aggregate principal amount of NTL Communications 11-7/8% notes and the issuance in January and February 2001 of euro 300.0 million aggregate principal amount of NTL Communications 12-3/8% notes, the commitment was reduced by pound sterling
255.1 million ($362.0 million). Following the issuance of the 6-3/4% Convertible Senior Notes, the commitment will be further reduced by approximately pound sterling 382.1 million ($542.2 million). As of March 31, 2001, there were no amounts borrowed under this agreement. As of May 9, 2001, pound sterling 200.0 million ($283.8 million) had been borrowed. NTLCL and other members of the U.K. Group may utilize the proceeds under this credit agreement to finance the working capital requirements of the U.K. Group, provided that in no event shall the proceeds be used for a purpose other than to finance the construction, capital expenditure and working capital needs of a cable television or telephone or telecommunications business, or a related business, in the United Kingdom or Ireland. For purposes of this credit agreement, Diamond Cable Communications Limited and subsidiaries, NTL (Triangle) LLC and subsidiaries and certain other entities are excluded from the U.K. Group. Interest is payable at least every six months at LIBOR plus a margin rate of 4.5% per annum. The margin rate shall increase by 0.5% on the three month anniversary of the initial advance and by an additional 0.5% on each subsequent three month anniversary, up to a maximum total interest rate of 16% per annum. The unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly. Principal is due in full on March 31, 2006.

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

NTLCL:

(2) Credit Agreement of pound sterling 1,300.0 million ($1,844.7 million), no amounts were outstanding as of March 31, 2001, pound sterling 200.0 million ($283.8 million) outstanding as of May 9, 2001, interest payable at least every six months at LIBOR plus a margin rate of 4.5% per annum, which is subject to adjustment, the unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, principal is due in full on March 31, 2006, pursuant to the credit agreement, following the issuance of NTL Communications notes beginning in October 2000, the commitment was reduced by pound sterling 255.1 million ($362.0 million), following the issuance of the 6-3/4% Convertible Senior Notes, the commitment will be further reduced by approximately pound sterling 382.1 million ($542.2 million);

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