Form 10-Q
period 2001-06-30
NTL DELAWARE INC
filed 2001-08-14
CIK 1083198

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

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

The number of shares outstanding of the issuer's common stock as of June 30, 2001 was 11. The Registrant is a wholly-owned subsidiary of NTL Incorporated and there is no market for the Registrant's common stock. The Registrant meets the conditions for the reduced disclosure format set forth in General Instruction H(1) (a) and (b) of Form 10-Q.

                      NTL (Delaware), Inc. and Subsidiaries



                                      Index



PART I.  FINANCIAL INFORMATION                                              Page
------------------------------                                              ----
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets-
         June 30, 2001 and December 31, 2000 ............................     2

         Condensed Consolidated Statements of Operations-
         Three and six months ended June 30, 2001 and 2000 ..............     4

         Condensed Consolidated Statement of Shareholder's Equity-
         Six months ended June 30, 2001 .................................     5

         Condensed Consolidated Statements of Cash Flows-
         Six months ended June 30, 2001 and 2000 ........................     7

         Notes to Condensed Consolidated Financial Statements ...........     8

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition .............................    18


PART II. OTHER INFORMATION
--------------------------
Item 6.  Exhibits and Reports on Form 8-K ...............................    32

SIGNATURES ..............................................................    33

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      NTL (Delaware), Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                              (dollars in millions)

                                                                  JUNE 30,     DECEMBER 31,
                                                                   2001           2000
                                                                -----------    -----------
                                                                (unaudited)     (see note)
ASSETS
Current assets:
   Cash and cash equivalents                                     $   803.1      $   509.9
   Marketable securities                                               9.9             --
   Accounts receivable - trade, less allowance for doubtful
     accounts of $158.5 (2001) and $141.4 (2000)                     547.7          729.1
   Due from affiliates                                                84.8           95.8
   Other                                                             444.3          431.5
                                                                 ---------      ---------
Total current assets                                               1,889.8        1,766.3

Fixed assets, net                                                 12,219.7       12,693.0
Intangible assets, net                                            12,121.1       13,060.8
Other assets, net of accumulated amortization
    of $111.0 (2001) and $91.9 (2000)                                777.6          807.1
                                                                 ---------      ---------
Total assets                                                     $27,008.2      $28,327.2
                                                                 =========      =========

                      NTL (Delaware), Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets - continued
                              (dollars in millions)



                                                                 JUNE 30,      DECEMBER 31,
                                                                   2001            2000
                                                                ----------     ------------
                                                                (unaudited)     (see note)
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                             $    447.0      $    504.9
   Accrued expenses and other                                      1,034.3         1,258.0
   Accrued construction costs                                        108.4           196.9
   Interest payable                                                  246.2           151.3
   Deferred revenue                                                  459.6           492.8
   Due to affiliates                                                    --            25.8
   Current portion of long-term debt                                   5.7            12.6
                                                                ----------      ----------
Total current liabilities                                          2,301.2         2,642.3

Long-term debt                                                    16,294.6        15,044.1
Other                                                                 43.8            43.1
Commitments and contingent liabilities
Deferred income taxes                                                150.9           205.4

Shareholder's equity:
   Common stock - $.01 par value; authorized 100 shares;
     issued and outstanding 11 (2001) and 11 (2000) shares              --              --
   Additional paid-in capital                                     16,017.2        15,795.7
   Accumulated other comprehensive (loss)                           (794.9)         (449.0)
   (Deficit)                                                      (7,004.6)       (4,954.4)
                                                                ----------      ----------
                                                                   8,217.7        10,392.3
                                                                ----------      ----------
Total liabilities and shareholder's equity                      $ 27,008.2      $ 28,327.2
                                                                ==========      ==========

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

See accompanying notes.

                      NTL (Delaware), Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                                  (in millions)

                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                           JUNE 30,                      JUNE 30,
                                                  -------------------------     -------------------------
                                                     2001           2000           2001           2000
                                                  ----------     ----------     ----------     ----------
REVENUES
Consumer telecommunications and television        $    618.4     $    419.3     $  1,229.3     $    672.8
Business telecommunications                            196.6          168.2          396.8          326.2
Broadcast transmission and other                        83.2           78.8          165.9          158.2
                                                  ----------     ----------     ----------     ----------
                                                       898.2          666.3        1,792.0        1,157.2

COSTS AND EXPENSES
Operating expenses                                     405.9          315.9          840.9          543.1
Selling, general and administrative expenses           326.9          260.2          660.2          455.2
Other charges                                           17.9           13.7           25.3           13.7
Corporate expenses                                      10.1            9.9           17.1           20.1
Depreciation and amortization                          809.5          395.9        1,572.7          645.5
                                                  ----------     ----------     ----------     ----------
                                                     1,570.3          995.6        3,116.2        1,677.6
                                                  ----------     ----------     ----------     ----------
Operating (loss)                                      (672.1)        (329.3)      (1,324.2)        (520.4)

OTHER INCOME (EXPENSE)
Interest income and other, net                         (47.7)          23.7          (81.0)          46.1
Interest expense                                      (331.0)        (242.2)        (686.1)        (448.2)
Foreign currency transaction gains (losses)             22.6          (86.7)           9.4         (115.0)
                                                  ----------     ----------     ----------     ----------
(Loss) before income tax benefit                    (1,028.2)        (634.5)      (2,081.9)      (1,037.5)
Income tax benefit                                      14.2           13.3           31.7           18.6
                                                  ----------     ----------     ----------     ----------
Net (loss)                                        $ (1,014.0)    $   (621.2)    $ (2,050.2)    $ (1,018.9)
                                                  ==========     ==========     ==========     ==========


See accompanying notes.

                      NTL (Delaware), Inc. and Subsidiaries
            Condensed Consolidated Statement of Shareholder's Equity
                                   (Unaudited)
                              (dollars in millions)


                                                    COMMON STOCK
                                                   $.01 PAR VALUE        ADDITIONAL
                                                  SHARES      PAR     PAID-IN CAPITAL
                                                  ------     -----    ---------------
Balance, December 31, 2000                            11     $  --      $  15,795.7
Contribution from NTL Incorporated                                            221.5
Comprehensive loss:
Net loss for the six months ended June 30, 2001
Currency translation adjustment
Unrealized net losses on investments
Unrealized net losses on derivatives
   Total
                                                  ------     -----      -----------
Balance, June 30, 2001                                11     $  --      $  16,017.2
                                                  ======     =====      ===========

                      NTL (Delaware), Inc. and Subsidiaries
            Condensed Consolidated Statement of Shareholder's Equity
                             (Unaudited) - continued
                              (dollars in millions)

                                                                          ACCUMULATED OTHER
                                                                          COMPREHENSIVE LOSS
                                                               ---------------------------------------
                                                                             UNREALIZED    UNREALIZED
                                                                 FOREIGN         NET          NET
                                               COMPREHENSIVE     CURRENCY     LOSSES ON     LOSSES ON
                                                   LOSS        TRANSLATION   INVESTMENTS   DERIVATIVES    DEFICIT
                                               -------------   -----------   -----------   -----------   ---------
Balance, December 31, 2000                                      $ (434.8)     $  (14.2)                  $(4,954.4)
Contribution from NTL Incorporated
Comprehensive loss:
Net loss for six months ended June 30, 2001      $(2,050.2)                                               (2,050.2)
Currency translation adjustment                     (343.3)       (343.3)
Unrealized net losses on investments                  (1.4)                       (1.4)
Unrealized net losses on derivatives                  (1.2)                                  $  (1.2)
                                                 ---------
     Total                                       $(2,396.1)
                                                 ---------      --------      --------       -------     ---------
Balance, June 30, 2001                                          $ (778.1)     $  (15.6)      $  (1.2)    $(7,004.6)
                                                 =========      ========      ========       =======     =========



See accompanying notes.

                      NTL (Delaware), Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                              (dollars in millions)


                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                               ---------------------------
                                                                  2001           2000
                                                               ----------       ----------
Net cash (used in) operating activities                        $   (268.1)      $   (434.4)

INVESTING ACTIVITIES
   Acquisitions, net of cash acquired                                  --        (11,015.6)
   Payment of deferred purchase price                                  --             (3.1)
   Purchase of fixed assets                                      (1,075.7)          (795.8)
   Increase in other assets                                         (93.6)          (326.6)
   Purchase of marketable securities                                 (9.9)           (61.6)
   Proceeds from sales of marketable securities                        --            250.1
                                                               ----------       ----------
   Net cash (used in) investing activities                       (1,179.2)       (11,952.6)

FINANCING ACTIVITIES
   Proceeds from borrowings, net of financing costs               2,153.1          5,298.3
   Proceeds from issuance of redeemable preferred stock              --            1,850.0
   Principal payments                                              (484.4)        (1,025.5)
   Contribution from NTL Incorporated                               163.0          4,169.1
   Distribution to NTL Incorporated                                 (72.7)              --
   Cash released from escrow                                           --             77.5
   Proceeds from exercise of stock options and warrants                --             37.3
                                                               ----------       ----------
   Net cash provided by financing activities                      1,759.0         10,406.7

   Effect of exchange rate changes on cash                          (18.5)           (29.4)
                                                               ----------       ----------
   Increase (decrease) in cash and cash equivalents                 293.2         (2,009.7)
   Cash and cash equivalents at beginning of period                 509.9          2,597.2
                                                               ----------       ----------
   Cash and cash equivalents at end of period                  $    803.1       $    587.5
                                                               ==========       ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest exclusive of
     amounts capitalized                                       $    428.3       $    188.9
   Income taxes paid                                                  3.7               --

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
   Accretion of dividends and discount on preferred stock      $       --       $     20.1
   Contribution from NTL Incorporated                               131.2               --


See accompanying notes.

                      NTL (Delaware), Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in a Current Report on Form 8-K/A dated May 4, 2001 of NTL (Delaware), Inc.

Certain prior period amounts have been reclassified to conform to the current presentation.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on its results of operations and financial position.

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

                      NTL (Delaware), Inc. and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

NOTE C - FIXED ASSETS

Fixed assets consist of:

                                                             JUNE 30,      DECEMBER 31,
                                                                2001          2000
                                                            -----------    -----------
                                                            (unaudited)
                                                                 (in millions)
    Operating equipment                                     $  12,008.7    $  11,753.2
    Other equipment                                             1,267.0        1,145.2
    Construction-in-progress                                    1,322.5        1,611.1
                                                            -----------    -----------
                                                               14,598.2       14,509.5
    Accumulated depreciation                                   (2,378.5)      (1,816.5)
                                                            -----------    -----------
                                                            $  12,219.7    $  12,693.0
                                                            ===========    ===========

Depreciation expense for the six months ended June 30, 2001 and 2000 was $700.1 million and $354.6 million, respectively. Depreciation expense for the three months ended June 30, 2001 and 2000 was $364.2 million and $203.4 million, respectively.

NOTE D - INTANGIBLE ASSETS

Intangible assets consist of:

                                                              JUNE 30,     DECEMBER 31,
                                                                2001          2000
                                                            -----------    -----------
                                                            (unaudited)
                                                                  (in millions)
    Goodwill, net of accumulated amortization
       of $1,791.5 (2001) and $1,103.6 (2000)               $  11,700.2    $  12,522.8
    License acquisition costs, net of accumulated
       amortization of $242.6 (2001) and $215.8 (2000)            105.3          139.2
    Customer lists, net of accumulated amortization
       of $148.0 (2001) and $110.7 (2000)                         247.8          318.2
    Other intangibles, net of accumulated amortization
       of $19.7 (2001) and $13.8 (2000)                            67.8           80.6
                                                            -----------    -----------
                                                            $  12,121.1    $  13,060.8
                                                            ===========    ===========

On March 28, 2000, the Company acquired the cable assets of the Cablecom Group ("Cablecom") in Switzerland. The acquisition was accounted for as a purchase, and accordingly, the net assets and results of operations of Cablecom have been included in the consolidated financial statements from the date of acquisition.

                      NTL (Delaware), Inc. and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

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

The pro forma unaudited consolidated results of operations for the six months ended June 30, 2000 assuming consummation of these transactions as of January 1, 2000 is as follows (in millions). A significant component of the pro forma results is associated with the acquisition of ConsumerCo. The historical results of ConsumerCo reflect certain intercompany costs and expenses as they were prior to the separation of ConsumerCo which was completed in the second quarter of 2000. These costs and expenses do not necessarily reflect the costs and expenses that would have been incurred had ConsumerCo reported as a separate entity for these periods. Therefore the historical results of ConsumerCo which are included in the pro forma results below are not reflective of results on a going forward basis.

    Total revenue                                         $  1,719.7
    Net (loss)                                              (1,760.7)

Amortization of intangible and other assets charged to expense for the six months ended June 30, 2001 and 2000 was $872.6 million and $290.9 million, respectively. Amortization of intangible and other assets charged to expense for the three months ended June 30, 2001 and 2000 was $445.3 million and $192.5 million, respectively.

                      NTL (Delaware), Inc. and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

NOTE E - LONG-TERM DEBT

Long-term debt consists of:

                                                                 JUNE 30,     DECEMBER 31,
                                                                   2001           2000
                                                               -----------    -----------
                                                               (unaudited)
                                                                     (in millions)
NTL Delaware:
  5-3/4% Convertible Subordinated Notes                        $   1,200.0    $   1,200.0

ConsumerCo:
  Term Loan Facility and other                                        --             21.7

NTL Business:
  Credit Agreement                                                    --          3,030.3

Cablecom:
  Term Loan Facility                                               1,502.6        1,666.4
  Revolving Facility                                                 311.6          320.9
  Other                                                                7.1           15.3

NTL Australia:
  Credit Agreement                                                    76.5           --

NTL Communications:
  12-3/4% Senior Deferred Coupon Notes                               277.8          277.8
  11-1/2% Senior Deferred Coupon Notes                             1,050.0        1,040.5
  10% Senior Notes                                                   400.0          400.0
  9-1/2% Senior Sterling Notes, less unamortized discount            175.5          186.5
  10-3/4% Senior Deferred Coupon Sterling Notes                      351.0          353.6
  9-3/4% Senior Deferred Coupon Notes                              1,099.9        1,048.5
  9-3/4% Senior Deferred Coupon Sterling Notes                       356.2          360.8
  11-1/2% Senior Notes                                               625.0          625.0
  12-3/8% Senior Deferred Coupon Notes                               343.6          323.6
  7% Convertible Subordinated Notes                                  489.8          599.3
  9-1/4% Senior Euro Notes                                           211.9          234.7
  9-7/8% Senior Euro Notes                                           296.6          328.6
  11-1/2% Senior Deferred Coupon Euro Notes                          122.0          127.9
  11-7/8% Senior Notes, less unamortized discount                    490.2          489.6
  12-3/8% Senior Euro Notes, plus unamortized premium                255.0           --
  6-3/4% Convertible Senior Notes                                  1,150.0           --

NTL Communications Limited:
  Credit Agreement                                                 3,413.7          375.3
  Other                                                               58.0           --

NTL Triangle:
  11.2% Senior Discount Debentures                                   517.3          517.3
  Other                                                                4.4            5.2

Diamond:
  13-1/4% Senior Discount Notes                                      285.1          285.1
  11-3/4% Senior Discount Notes                                      531.0          531.0
  10-3/4% Senior Discount Notes                                      394.0          373.9
  10% Senior Sterling Notes                                          190.0          201.9
  9-1/8% Senior Notes                                                110.0          110.0
  Other                                                                4.5            6.0
                                                               -----------    -----------
                                                                  16,300.3       15,056.7
Less current portion                                                   5.7           12.6
                                                               -----------    -----------
                                                               $  16,294.6    $  15,044.1
                                                               ===========    ===========

                      NTL (Delaware), Inc. and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

NOTE E - LONG-TERM DEBT (CONTINUED)

In May 2000, NTL Business Limited ("NTL Business") and NTL Communications Limited ("NTLCL"), wholly-owned indirect subsidiaries of the Company, entered into a pound sterling 2,500.0 million ($3,519.3 million) credit agreement in connection with the ConsumerCo acquisition. As of June 30, 2001, there was pound sterling 2,425.0 million ($3,413.7 million) outstanding under the credit agreement. The effective interest rate at June 30, 2001 was 7.38%.

In March 2000, a subsidiary of the Company borrowed CHF 2,700.0 million ($1,502.6 million) under its term loan facility in connection with the acquisition of Cablecom. The effective interest rate at June 30, 2001 was 5.78%. Cablecom has the option to draw on a revolving loan facility up to an additional CHF 1,400.0 million ($779.1 million). As of June 30, 2001, Cablecom had borrowed CHF 560.0 million ($311.6 million) under the revolving loan facility with an effective interest rate of 5.71%.

In January 2001, NTL Communications Corp. ("NTL Communications"), a wholly-owned subsidiary of the Company, issued euro 200.0 million ($169.5 million) aggregate principal amount of 12-3/8% Senior Euro Notes due February 1, 2008. In February 2001, NTL Communications issued an additional euro 100.0 million principal amount of 12-3/8% Senior Euro Notes due February 1, 2008 at a price of 100.1% of the aggregate principal amount at maturity or euro 101.0 million ($85.6 million). NTL Communications received aggregate proceeds of approximately $271.2 million after underwriters' commissions and other fees. Interest is payable semiannually in cash at a rate of 12-3/8% per annum beginning on August 1, 2001. These notes may not be redeemed by NTL Communications except in limited circumstances.

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

On February 21, 2001, as required by the NTL Business and NTLCL credit agreement, NTL Communications completed a transaction whereby it acquired the entire issued share capital of NTL (CWC Holdings) Limited (the entity that owns ConsumerCo) from NTL Incorporated and the entire issued share capital of NTL Business from NTL Delaware in exchange for shares of its common stock. As a result of this transaction, ConsumerCo and NTL Business became subsidiaries of NTL Communications and NTL Business' rights and obligations under the pound sterling 2,500.0 million credit agreement were assigned to a subsidiary of NTLCL.

On March 30, 2001, NTL Australia, a wholly-owned subsidiary of the Company, entered into a A$350.0 million ($178.5 million) credit agreement with a group of banks. As of June 30, 2001, NTL Australia had borrowed A$150.0 million ($76.5 million) under this credit agreement. NTL Australia may use the

                      NTL (Delaware), Inc. and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

NOTE E - LONG-TERM DEBT (CONTINUED)

proceeds under this credit agreement to repay the Company for part of its original investment as well as funding general capital expenditures, working capital and corporate purposes. As of June 30, 2001, NTL Australia repaid A$150.0 million ($76.5 million) to the Company. Interest is payable at least every six months at the A$ Bank Bill Bid Rate plus a margin of 1.85% per annum, which is subject to adjustment based on the ratio of senior debt to EBITDA of NTL Australia. The effective interest rate at June 30, 2001 was 6.89%. The unused portion of the commitment is subject to a commitment fee of 0.6%, which is subject to adjustment based on the ratio of senior debt to EBITDA of NTL Australia. Principal is due in four semiannual installments beginning on June 30, 2004 of a maximum of A$7.5 million, A$7.5 million, A$12.5 million and A$12.5 million. The balance is due in full on March 30, 2006. The credit agreement contains various financial and other covenants with respect to NTL Australia and restrictions on dividends and distributions by NTL Australia.

On April 27, 2001, NTL Incorporated received a financing commitment from a unit of GE Capital. In June 2001, NTL Incorporated issued $100.0 million aggregate principal amount of 5-3/4% Convertible Subordinated Notes due June 22, 2011 to GE Capital and received proceeds of approximately $95.9 million. The Company is a co-issuer of the notes. Interest is payable quarterly in cash at a rate of 5-3/4% per annum beginning on October 15, 2001. These notes are convertible into shares of NTL Incorporated common stock at the option of the holder at a conversion price of $35.00 per share. After June 22, 2006, the notes are redeemable, in whole or from time to time in part, at the option of NTL Incorporated or the Company. Subject to definitive documentation and customary closing conditions, GE Capital will provide an additional pound sterling 200.0 million ($281.5 million) through an increase to the pound sterling 2,500.0 million credit agreement of NTLCL. This increase is also subject to the consent of the existing lenders under the credit agreement.

In May 2001, NTL Communications issued $1,150.0 million aggregate principal amount of 6-3/4% Convertible Senior Notes due May 15, 2008. NTL Communications received proceeds of approximately $1,114.8 million after underwriters' commission and other fees. Interest is payable semiannually in cash at a rate of 6-3/4% per annum beginning on November 15, 2001. These notes are convertible into shares of NTL Incorporated common stock at the option of the holder after August 13, 2001 at a conversion price of $32.728 per share. After May 20, 2004, the notes are redeemable, in whole or from time to time in part, at the option of NTL Incorporated or NTL Communications. NTL Incorporated is a co-obligator of the notes on a subordinated basis.

NTLCL has a pound sterling 1,300.0 million ($1,830.0 million) credit agreement with a group of banks which is available to finance working capital requirements of the U.K. Group, as defined. For purposes of this credit agreement, Diamond Cable Communications Limited and subsidiaries, NTL (Triangle) LLC and subsidiaries and certain other entities are excluded from the U.K. Group. Pursuant to the credit agreement, following the issuance of NTL Communications notes beginning in October 2000, the commitment was reduced by pound sterling
711.1 million ($1,001.0 million). As of June 30, 2001, there were no amounts borrowed under this credit agreement.

                      NTL (Delaware), Inc. and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

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

On January 1, 2001, the Company recorded all of its outstanding derivative instruments at their fair value. The outstanding derivative instruments were comprised of cross currency swaps to hedge exposure to movements in the British pound/U.S. dollar exchange rate, and a number of zero cost collars to hedge exposure to floating interest rates on certain of its debt. The aggregate fair value on January 1, 2001 was a liability of $9.0 million, of which $6.8 million was recorded as an expense and $2.2 million was recorded as other comprehensive loss. In 2001, the Company entered into cross currency swaps to hedge exposure to movements in the Euro/British pound exchange rate. In the six months ended June 30, 2001, the Company recorded income of $2.3 million and other comprehensive income of $1.0 million as a result of changes in the fair values. The aggregate fair value at June 30, 2001 was a net liability of $5.7 million.

NOTE G - OTHER CHARGES

Other charges of $25.3 million and $13.7 million for the six months ended June 30, 2001 and 2000, respectively, include costs incurred primarily to integrate acquired companies, mostly related to information technology integration, as well as costs incurred for business rationalization consulting.

NOTE H - RESTRUCTURING COSTS

The Company recorded restructuring costs in November 2000 as a result of the completion of a consolidation review. This charge consisted of employee severance and related costs of $47.9 million for approximately 2,300 employees to be terminated and lease exit costs of $18.0 million. As of June 30, 2001, $31.5 million of the provision had been used, including $26.9 million for employee severance and related costs and $4.6 million for lease exit costs. As of June 30, 2001, approximately 1,400 employees had been terminated. The remaining restructuring reserve of $34.4 million includes $21.0 million for employee severance and related costs and $13.4 million for lease exit costs.

NOTE I - COMPREHENSIVE LOSS

The Company's comprehensive loss for the three months ended June 30, 2001 and 2000 was $1,068.4 million and $771.3 million, respectively. The Company's comprehensive loss for the six months ended June 30, 2001 and 2000 was $2,396.1 million and $1,279.3 million, respectively.

                      NTL (Delaware), Inc. and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

NOTE J -  RELATED PARTY TRANSACTIONS

On April 12, 2001, NTL Incorporated purchased $15.0 million of an unsecured convertible note of CoreComm Limited, a company that offers telecommunications and Internet services to residential and business customers in the United States. In addition, concurrently with the note purchase and without additional compensation, NTL Incorporated entered into a network and software agreement with CoreComm. Under the agreement, CoreComm will provide U.S. network access for Internet traffic from NTL Incorporated's U.K. customers, as well as a royalty free license to use certain billing and provisioning software and know-how. Certain officers and directors of NTL Incorporated are also officers and directors of CoreComm. In light of this relationship, the independent directors of NTL Incorporated examined the transaction with CoreComm. The board of directors determined that the transaction was inherently fair and provided NTL Incorporated with benefits that exceeded those that could be obtained from a third party.

NOTE K - SEGMENT DATA

                                    BROADCAST     CONSUMER       BUSINESS        SHARED         TOTAL
                                    ---------     ---------      ---------     ---------      ---------
                                                               (in millions)
Six months ended June 30, 2001
Revenues                            $   165.9     $ 1,229.3      $   396.8     $      --      $ 1,792.0
EBITDA(1)                                81.9         369.7          143.2        (303.9)         290.9

Six months ended June 30, 2000
Revenues                            $   158.2     $   672.8      $   326.2     $      --      $ 1,157.2
EBITDA(1)                                77.1         192.5          101.2        (211.9)         158.9

Total assets
June 30, 2001(2)                    $ 1,028.8     $21,982.0      $ 1,547.9     $ 2,449.5      $27,008.2
December 31, 2000(3)                  1,051.1      23,582.5        1,753.3       1,940.3       28,327.2

(1) Represents earnings before interest, taxes, depreciation and amortization, other charges, corporate expenses, and foreign currency transaction gains (losses).

(2) At June 30, 2001, shared assets included $711.4 million of cash, cash equivalents and marketable securities, $472.6 million of goodwill and $1,265.5 million of other assets.

(3) At December 31, 2000, shared assets included $357.5 million of cash, cash equivalents and marketable securities, $422.0 million of goodwill and $1,160.8 million of other assets.

                      NTL (Delaware), Inc. and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

NOTE K - SEGMENT DATA (CONTINUED)

The reconciliation of segment combined EBITDA to loss before income tax benefit is as follows:

                                                         SIX MONTHS ENDED JUNE 30,
                                                         -------------------------
                                                            2001           2000
                                                         ----------     ----------
                                                               (in millions)
         Segment Combined EBITDA                         $    290.9     $    158.9

         (Add) Deduct:
         Other charges                                         25.3           13.7
         Corporate expenses                                    17.1           20.1
         Depreciation and amortization                      1,572.7          645.5
         Interest income and other, net                        81.0          (46.1)
         Interest expense                                     686.1          448.2
         Foreign currency transaction (gains) losses           (9.4)         115.0
                                                         ----------     ----------
                                                            2,372.8        1,196.4
                                                         ----------     ----------
         (Loss) before income tax benefit                $ (2,081.9)    $ (1,037.5)
                                                         ==========     ==========

NOTE L - STOCK OPTIONS

In July 2001, the Compensation and Option Committee of the Board of Directors (the "Compensation Committee") approved modifications to certain stock options. Options to purchase an aggregate of approximately 4.7 million shares of NTL Incorporated common stock with exercise prices from $.17 to $14.76 per share that were going to expire on July 30, 2001 to October 2004 were extended to January 30, 2006. In July 2001, the Company recognized non-cash compensation expense of $30.6 million based on the difference between the quoted market price of the common stock on the date of the modification of $12.05 per share and the exercise price per share.

In addition, in July 2001, (subject to appropriate documentation) the Compensation Committee approved an offer to all employees of NTL Incorporated, except George Blumenthal, the Chairman of the Board, Barclay Knapp, the Chief Executive Officer and the Board of Directors. NTL Incorporated will offer to re-price some or all options with an exercise price above $20.01 per share to $13.25 per share. For those options for which this offer is accepted, a moratorium will be in effect until January 1, 2003 on further vesting and on all sales of shares that are obtained after re-pricing from the exercise of re-priced options. The expiration date for re-priced options will remain the same but in no event will be earlier than January 30, 2006. In July 2001, there were options to purchase an aggregate of approximately 29.3 million shares of NTL Incorporated common stock with an average exercise price of $40.11 per share that would be subject to the re-pricing offer. In accordance with APB No. 25 and related interpretations, NTL Incorporated will account for options that are subject to this offer as a variable plan. Options to purchase an aggregate of approximately 16.5 million shares of NTL Incorporated common stock at an exercise price of $44.50 per share are already accounted for as a variable plan. The Company will recognize its share of non-cash compensation expense for the difference between the quoted market price of the common stock and the exercise price of the vested options while the options remain outstanding.

The Compensation Committee has taken the actions described above to continue to provide the appropriate performance incentives to those affected.

                      NTL (Delaware), Inc. and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

NOTE M - COMMITMENTS AND CONTINGENT LIABILITIES

At June 30, 2001, the Company was committed to pay approximately $1,300.0 million for equipment and services, which includes approximately $1,000.0 million for operations and maintenance and other contracts through 2006.

A wholly-owned subsidiary of the Company, Premium TV Limited, has entered into media partnerships with various United Kingdom football clubs whereby Premium TV Limited will receive certain marketing and sponsorship rights. Premium TV Limited will provide loan facilities to the clubs, repayable through the issue of shares in the football clubs, as well as provide funding to joint ventures with the clubs. At June 30, 2001, the aggregate commitment was pound sterling
20.3 million ($28.6 million). In addition, Premium TV Limited expects to pay fees of up to pound sterling 50.0 million ($70.4 million) over five years for the right to enter into a joint venture with the Football League to set-up an Internet portal for all 72 Football League clubs who wish to participate. In June 2001, Premium TV Limited entered into an agreement for rights to broadcast the Premiere Football League on a pay-per-view basis. Premium TV Limited expects to pay fees of approximately pound sterling 11.2 million ($15.8 million) per year over the next three years in accordance with this agreement.

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

                      NTL (Delaware), Inc. and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

                                     Operating Statistics as of June 30, 2001 (in 000s)
                                                   (continued on next page)
                               -----------------------------------------------------------------
                                 (UK)      (IRELAND)      (SWISS)       (FRANCE)      NTL DIRECT
                                  NTL      CABLELINK     CABLECOM      1G NETWORKS     SUBTOTAL
                               -----------------------------------------------------------------
Ownership Interest                 100%         100%         100%(1)        100%
Homes in Franchise             11,411.2        420.0      1,900.7          287.0       14,018.9
Homes passed                    8,404.1        419.4      1,900.7          266.2       10,990.4
Homes marketed (Telco)          7,477.6         20.0           --             --        7,497.6
Homes marketed (CATV)           7,701.0        419.4      1,728.0          214.9       10,063.3
Homes marketed (Ethernet)            --           --           --             --             --
Customers                       2,868.5        374.1      1,569.1           75.7        4,887.4
   Single RGU                     825.6        370.6      1,522.8           75.5        2,794.5
   Dual / Triple RGU            2,042.9          3.5         46.3            0.2        2,092.9
CATV                            2,316.2        374.1      1,569.1           75.7        4,335.1
   Digital                        951.3           --         37.7            1.6          990.6
   Analog                       1,364.9        374.1      1,531.4           74.1        3,344.5
Telephone (Direct)              2,595.2          3.5           --             --        2,598.7
Broadband Internet                 45.8           --         46.3            0.2           92.3
RGUs                            4,957.2        377.6      1,615.4           75.9        7,026.1

Internet Subscribers            2,060.3           --        200.9            0.2        2,261.4
   Wholesale                    1,133.0           --           --             --        1,133.0
   ntlworld                       622.6           --           --             --          622.6
Telephone (Indirect)              396.6           --           --             --          396.6

Residential Customers           4,398.1        374.1      1,569.1           75.7        6,417.0
Residential Services            7,368.3        377.6      1,770.0           75.9        9,591.8

Business Customers                 76.0          1.0          3.4             --           80.4

PENETRATION
CATV                               30.1%        89.2%        90.8%          35.2%          43.1%
Telephone                          34.7%          nm           na             na           34.7%
Customer                           37.2%        89.2%        90.8%          35.2%          48.6%
RGU                                64.4%        90.0%        93.5%          35.3%          69.8%
Dual / Triple                      71.2%         0.9%         3.0%           0.3%          42.8%


(1) Cablecom owns portions of 28 cable systems in Switzerland. The following statistics reflect the proportional operating data in which Cablecom does not maintain an equity interest: 190,600 homes passed, 162,600 homes marketed, 153,300 subscribers and 700 broadband Internet subscribers.

                      NTL (Delaware), Inc. and Subsidiaries

                                    Operating Statistics as of June 30, 2001 (in 000s)
                                               (continued from prior page)
                               -----------------------------------------------------------
                                (PARIS)   (FRANKFURT)   (STOCKHOLM)     EQUITY     GROSS
                                  NOOS     eKABEL(2)         B2          TOTAL     TOTAL
                               -----------------------------------------------------------
Ownership Interest                  27%        32.5%           25%
Homes in Franchise              3,179.0      2,800.0         303.1     15,672.4   20,301.0
Homes passed                    2,563.0      1,828.0         184.0     12,131.9   15,565.4
Homes marketed (Telco)              1.0           --            --      7,497.9    7,498.6
Homes marketed (CATV)           2,563.0      1,828.0            --     11,186.8   14,454.3
Homes marketed (Ethernet)            --           --         136.0         34.0      136.0
Customers                         806.1      1,294.0          32.1      5,380.3    7,019.6
   Single RGU                     745.1      1,294.0          32.1      3,271.7    4,865.7
   Dual / Triple RGU               61.0           --            --      2,108.7    2,153.9
CATV                              784.4      1,294.0            --      4,814.1    6,413.5
   Digital                        279.8           --            --      1,064.4    1,270.4
   Analog                         504.6      1,294.0            --      3,749.7    5,143.1
Telephone (Direct)                  2.5           --            --      2,599.4    2,601.2
Broadband Internet                 81.8           --          32.1        121.7      206.2
RGUs                              868.7      1,294.0          32.1      7,535.2    9,220.9

Internet Subscribers               81.8           --          32.1      2,290.8    2,375.3
   Wholesale                         --           --            --      1,133.0    1,133.0
   ntlworld                          --           --            --        622.6      622.6
Telephone (Indirect)                 --           --            --        396.6      396.6

Residential Customers             806.1      1,294.0          32.1      6,909.9    8,549.2
Residential Services              868.7      1,294.0          32.1     10,100.9   11,786.6

Business Customers                 37.3           --            --         90.5      117.7

PENETRATION
CATV                               30.6%        70.8%            na        43.0%      44.4%
Telephone                             na           na            na        34.7%      34.7%
Customer                           31.5%        70.8%         23.6%        48.1%      48.6%
RGU                                33.9%        70.8%         23.6%        67.4%      63.8%
Dual / Triple                       7.6%         0.0%          0.0%        39.2%      30.7%

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

Cablecom consumer revenue and operating expenses have been reclassified in the first quarter of 2001 to conform to the presentation in the current quarter. In addition, certain revenues have been reclassified from business telecommunications to broadcast transmission and other, and certain costs have been reclassified from operating expenses to selling, general and administrative expenses in 2000 to conform to the 2001 classifications. In 2000 and 2001, the substantial majority of revenues in all segments were derived from operations in the United Kingdom.

Three Months Ended June 30, 2001 and 2000
-----------------------------------------

Consumer telecommunications and television revenues increased to $618.4 million from $419.3 million as a result of acquisitions, price increases, upselling customers to new services and from growth in the Company's customer base. The 2001 and 2000 revenue includes $333.9 million and $170.2 million, respectively, from acquired companies. Upselling to existing customers, new digital and cable modem customers and the price increases implemented in the first and second quarters of 2001 resulted in average revenue per unit ("ARPU") increases that contributed to the revenue increases. The impact of the price increases will continue throughout 2001 with the full effect on ARPU expected to be realized by the beginning of 2002. Increases in ARPU is also expected to be achieved by providing new services such as digital television and cable modem services to residential customers.

Business telecommunications revenues increased to $196.6 million from $168.2 million as a result of acquisitions, growth in the Company's customer base and increases in carrier services revenues. The 2001 and 2000 revenue includes $25.3 million and $7.9 million, respectively, from ConsumerCo. The Company continues to focus specific sales and marketing effort on winning business customers in its franchise areas and increasing revenue from its existing customers. Carrier services revenues increased due to growth in services provided by the Company's wholesale operation to other telephone companies, including wireless service operators. Revenue growth in carrier services is primarily dependent upon the Company's ability to continue to attract new customers and expand services to existing customers.

Broadcast transmission and other revenues increased to $83.2 million from $78.8 million. The increase reflects increases in the number of broadcast television and FM radio customers and accounts, which exceeded price cap reductions in the Company's regulated services, and increases in satellite and media services used by broadcast and media customers. The Company expects growth in broadcast services to be driven primarily by contracts related to the increased demand for tower infrastructure by wireless services operators expanding and upgrading their networks for wireless broadband, the privatization of national broadcast networks, the

                      NTL (Delaware), Inc. and Subsidiaries


digitalization of analog television and radio signals and the further development of programming for the European markets requiring satellite and terrestrial distribution services.

Operating expenses (including network expenses) increased to $405.9 million from $315.9 million as a result of acquisitions and increases in interconnection and programming costs due to customer growth. The 2001 and 2000 expense includes $144.7 million and $70.1 million, respectively, from acquired companies. Operating expenses as a percentage of revenues decreased to 45.2% in 2001 from 47.4% in 2000. The percentage decrease reflects cost savings efforts such as fault reduction and increased field force effectiveness.

Selling, general and administrative expenses increased to $326.9 million from $260.2 million as a result of acquisitions. The 2001 and 2000 expense includes $135.7 million and $63.1 million, respectively, from acquired companies. Selling, general and administrative expenses as a percentage of revenues decreased to 36.4% in 2001 from 39.1% in 2000. The percentage decrease reflects cost savings efforts including the restructuring in November 2000. The Company expects additional headcount reductions in Shared Services departments, plus the outsourcing of facilities management and certain information technology services, will result in cost reductions in 2002.

Other charges increased to $17.9 million from $13.7 million. Other charges include costs incurred primarily to integrate the acquired companies, mostly related to information technology integration, as well as costs incurred for business rationalization consulting. The increase in other charges was the result of an acceleration of a number of these projects, and the associated fees to the consultants and advisors, in order to achieve the cost savings earlier than projected.

Corporate expenses increased to $10.1 million from $9.9 million primarily due to write-downs of certain investments of $1.7 million, offset in part by a reduction in various overhead costs.

Depreciation and amortization expense increased to $809.5 million from $395.9 million due to an increase in amortization on acquisition related intangibles and an increase in depreciation of telecommunications and cable television equipment. The 2001 and 2000 expense includes $539.0 million and $153.3 million, respectively, from acquired companies, including amortization of acquisition related intangibles.

Interest income and other, net decreased to expense of $47.7 million from income of $23.7 million as a result of increases in the net losses of affiliates accounted for by the equity method and decreases in interest income. Interest income and other, net, includes equity in net losses of affiliates of $52.0 million in 2001 and $0.6 million in 2000.

Interest expense increased to $331.0 million from $242.2 million due to the issuance of additional debt, and the increase in the accretion of original issue discount on the deferred coupon notes. The 2001 and 2000 expense includes $84.2 million and $45.0 million, respectively, in interest expense related to acquired companies. Interest of $243.7 million and $120.4 million was paid in cash in the three months ended June 30, 2001 and 2000, respectively.

                      NTL (Delaware), Inc. and Subsidiaries


Foreign currency transaction gains (losses) were gains of $22.6 million in 2001 and losses of $86.7 million in 2000 primarily due to the effect of changes in exchange rates. The Company and certain of its subsidiaries have cash, cash equivalents and debt denominated in non-U.S. dollar currencies that are affected by changes in exchange rates. In addition, foreign subsidiaries of the Company whose functional currency is not the U.S. dollar hold cash, cash equivalents and debt denominated in U.S. dollars which are affected by changes in exchange rates.

Six Months Ended June 30, 2001 and 2000
---------------------------------------

Consumer telecommunications and television revenues increased to $1,229.3 million from $672.8 million as a result of acquisitions, price increases, upselling customers to new services and from growth in the Company's customer base. The 2001 and 2000 revenue includes $672.9 million and $170.2 million, respectively, from acquired companies. Upselling to existing customers, new digital and cable modem customers and the price increases implemented in the first and second quarters of 2001 resulted in ARPU increases that contributed to the revenue increase. The impact of the price increases will continue throughout 2001 with the full effect on ARPU expected to be realized by the beginning of 2002. Increases in ARPU is also expected to be achieved by providing new services such as digital television and cable modem services to residential customers.

Business telecommunications revenues increased to $396.8 million from $326.2 million as a result of acquisitions, growth in the Company's customer base and increases in carrier services revenues. The 2001 and 2000 revenue includes $51.8 million and $7.9 million, respectively, from ConsumerCo. The Company continues to focus specific sales and marketing effort on winning business customers in its franchise areas and increasing revenue from its existing customers. Carrier services revenues increased due to growth in services provided by the Company's wholesale operation to other telephone companies, including wireless service operators. Revenue growth in carrier services is primarily dependent upon the Company's ability to continue to attract new customers and expand services to existing customers.

Broadcast transmission and other revenues increased to $165.9 million from $158.2 million. The increase reflects increases in the number of broadcast television and FM radio customers and accounts, which exceeded price cap reductions in the Company's regulated services, and increases in satellite and media services used by broadcast and media customers. The Company expects growth in broadcast services to be driven primarily by contracts related to the increased demand for tower infrastructure by wireless services operators expanding and upgrading their networks for wireless broadband, the privatization of national broadcast networks, the digitalization of analog television and radio signals and the further development of programming for the European markets requiring satellite and terrestrial distribution services.

Operating expenses (including network expenses) increased to $840.9 million from $543.1 million as a result of acquisitions and increases in interconnection and programming costs due to customer growth. The 2001 and 200 expense includes $297.2 million and $70.1 million, respectively, from acquired companies.

                      NTL (Delaware), Inc. and Subsidiaries


Selling, general and administrative expenses increased to $660.2 million from $455.2 million primarily as a result of acquisitions. The 2001 and 2000 expense includes $258.0 million and $63.1 million, respectively, from acquired companies. Selling, general and administrative expenses as a percentage of revenues decreased to 36.8% in 2001 from 39.3% in 2000. The percentage decrease reflects cost savings efforts including the restructuring in November 2000. The Company expects additional headcount reductions in Shared Services departments, plus the outsourcing of facilities management and certain information technology services, will result in cost reductions in 2002.

Other charges increased to $25.3 million from $13.7 million. Other charges include costs incurred primarily to integrate the acquired companies, mostly related to information technology integration, as well as costs incurred for business rationalization consulting. The increase in other charges was the result of an acceleration of a number of these projects, and the associated fees to the consultants and advisors, in order to achieve the cost savings earlier than projected.

Corporate expenses decreased to $17.1 million from $20.1 million due to a reduction in various overhead costs.

Depreciation and amortization expense increased to $1,572.7 million from $645.5 million due to an increase in amortization on acquisition related intangibles and an increase in depreciation of telecommunications and cable television equipment. The 2001 and 2000 expense includes $1,061.3 million and $156.3 million, respectively, from acquired companies, including amortization of acquisition related intangibles.

Interest income and other, net decreased to expense of $81.0 million from income of $46.1 million as a result of increases in the net losses of affiliates accounted for by the equity method and decreases in interest income. Interest income and other, net includes equity in net losses of affiliates of $94.9 million in 2001 and $6.0 million in 2000.

Interest expense increased to $686.1 million from $448.2 million due to the issuance of additional debt, and the increase in the accretion of original issue discount on the deferred coupon notes. The 2001 and 2000 expense includes $172.1 million and $45.0 million, respectively, in interest expense related to acquired companies. Interest of $468.9 million and $224.0 million was paid in cash in the six months ended June 30, 2001 and 2000, respectively.

Foreign currency transaction gains (losses) were gains of $9.4 million in 2001 and losses of $115.0 million in 2000 primarily due to the effect of changes in exchange rates. The Company and certain of its subsidiaries have cash, cash equivalents and debt denominated in non-U.S. dollar currencies that are affected by changes in exchange rates. In addition, foreign subsidiaries of the Company whose functional currency is not the U.S. dollar hold cash, cash equivalents and debt denominated in U.S. dollars which are affected by changes in exchange rates.

                      NTL (Delaware), Inc. and Subsidiaries


OTHER RESULTS OF OPERATIONS MATTERS

The Company recorded restructuring costs in November 2000 as a result of the completion of a consolidation review. This charge consisted of employee severance and related costs of $47.9 million for approximately 2,300 employees to be terminated and lease exit costs of $18.0 million. As of June 30, 2001, $31.5 million of the provision had been used, including $26.9 million for employee severance and related costs and $4.6 million for lease exit costs. As of June 30, 2001, approximately 1,400 employees had been terminated. The remaining restructuring reserve of $34.4 million includes $21.0 million for employee severance and related costs and $13.4 million for lease exit costs.

In July 2001, the Compensation and Option Committee of the Board of Directors (the "Compensation Committee") approved modifications to certain stock options. Options to purchase an aggregate of approximately 4.7 million shares of NTL Incorporated common stock with exercise prices from $.17 to $14.76 per share that were going to expire on July 30, 2001 to October 2004 were extended to January 30, 2006. In July 2001, the Company recognized non-cash compensation expense of $30.6 million based on the difference between the quoted market price of the common stock on the date of the modification of $12.05 per share and the exercise price per share.

In addition, in July 2001, (subject to appropriate documentation) the Compensation Committee approved an offer to all employees of NTL Incorporated, except George Blumenthal, the Chairman of the Board, Barclay Knapp, the Chief Executive Officer and the Board of Directors. NTL Incorporated will offer to re-price some or all options with an exercise price above $20.01 per share to $13.25 per share. For those options for which this offer is accepted, a moratorium will be in effect until January 1, 2003 on further vesting and on all sales of shares that are obtained after re-pricing from the exercise of re-priced options. The expiration date for re-priced options will remain the same but in no event will be earlier than January 30, 2006. In July 2001, there were options to purchase an aggregate of approximately 29.3 million shares of NTL Incorporated common stock with an average exercise price of $40.11 per share that would be subject to the re-pricing offer. In accordance with APB No. 25 and related interpretations, NTL Incorporated will account for options that are subject to this offer as a variable plan. Options to purchase an aggregate of approximately 16.5 million shares of NTL Incorporated common stock at an exercise price of $44.50 per share are already accounted for as a variable plan. The Company will recognize its share of non-cash compensation expense for the difference between the quoted market price of the common stock and the exercise price of the vested options while the options remain outstanding.

The Compensation Committee has taken the actions described above to continue to provide the appropriate performance incentives to those affected.

In September 2000, the Board of Directors approved modifications to certain stock options granted to employees in November 1999 through May 2000. Options to purchase an aggregate of approximately 16.5 million shares of NTL Incorporated common stock with a weighted average exercise price of $64.39 per share were modified such that the exercise price was reduced to $44.50 per share and the vesting schedule was delayed and/or lengthened. NTL Incorporated is accounting for these options as a variable plan beginning in September 2000. The Company will recognize its share of non-cash compensation expense for the difference between the quoted market price of the common stock and the exercise price of the vested options while the options remain outstanding.

                      NTL (Delaware), Inc. and Subsidiaries


In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on its results of operations and financial position.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company will continue to require significant amounts of capital to finance construction of its local and national networks, for connection of telephone, telecommunications, Internet and cable television customers to the networks, for other capital expenditures and for debt service. The Company estimates that these requirements, net of cash from operations, will aggregate up to approximately pound sterling 1,099.0 million ($1,547.1 million) from July 1, 2001 to June 30, 2002. The Company's commitments at June 30, 2001 for equipment and services are included in the anticipated requirements. The
Company had approximately $813.0 million in cash and securities on hand at June 30, 2001. The Company expects to utilize the proceeds from the proposed additional GE Capital financing and a portion of its bank facilities to fund the balance of these requirements.

On March 30, 2001, NTL Australia, a wholly-owned subsidiary of the Company, entered into a A$350.0 million ($178.5 million) credit agreement with a group of banks. As of June 30, 2001, NTL Australia had borrowed A$150.0 million ($76.5 million) under the credit agreement with an effective interest rate of 6.89%. NTL Australia may use the proceeds under this credit agreement to repay the Company for part of its original investment in NTL Australia as well as funding general capital expenditures, working capital and corporate purposes. As of June 30, 2001, NTL Australia repaid A$150.0 million ($76.5 million) to the Company. Interest is payable at least every six months at the A$ Bank Bill Bid Rate plus a margin of 1.85% per annum, which is subject to adjustment based on the ratio of senior debt to EBITDA of NTL Australia. The unused portion of the commitment is subject to a commitment fee of 0.6%, which is subject to adjustment based on the ratio of senior debt to EBITDA of NTL Australia. Principal is due in four semiannual installments beginning on June 30, 2004 of a maximum of A$7.5 million, A$7.5 million, A$12.5 million and A$12.5 million. The balance is due in full on March 30, 2006. The credit agreement contains various financial and other covenants with respect to NTL Australia and restrictions on dividends and distributions by NTL Australia.

On April 27, 2001, NTL Incorporated received a financing commitment from GE Capital. In June 2001, NTL Incorporated issued $100.0 million aggregate principal amount of 5-3/4% Convertible Subordinated Notes due June 22, 2011 to GE Capital. The Company is a co-issuer of the notes. Subject to definitive documentation and customary closing conditions, GE Capital will provide an additional pound sterling 200.0 million ($281.5 million) through an increase to the pound sterling 2,500.0 million credit agreement of NTL Communications Limited ("NTLCL"). This increase is also subject to the consent of the existing lenders under the credit agreement.

                      NTL (Delaware), Inc. and Subsidiaries


NTLCL entered into a pound sterling 1,300.0 million ($1,830.0 million) credit agreement with a group of banks dated May 30, 2000. Pursuant to the credit agreement, following the issuance of NTL Communications notes beginning in October 2000, the commitment was reduced by pound sterling 711.1 million ($1,001.0 million). As of June 30, 2001, there were no amounts borrowed under this agreement. NTLCL and other members of the U.K. Group may utilize the proceeds under this credit agreement to finance the working capital requirements of the U.K. Group, provided that in no event shall the proceeds be used for a purpose other than to finance the construction, capital expenditure and working capital needs of a cable television or telephone or telecommunications business, or a related business, in the United Kingdom or Ireland. For purposes of this credit agreement, Diamond Cable Communications Limited and subsidiaries, NTL (Triangle) LLC and subsidiaries and certain other entities are excluded from the U.K. Group. Interest is payable at least every six months at LIBOR plus a margin rate of 4.5% per annum. The margin rate shall increase by 0.5% on the three month anniversary of the initial advance and by an additional 0.5% on each subsequent three month anniversary, up to a maximum total interest rate of 16% per annum. The unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly. Principal is due in full on March 31, 2006.

Cablecom has the option to draw on a revolving loan facility of up to CHF 1,400.0 million ($779.1 million). The revolving facility is intended to finance operating expenses, working capital and other capital expenditures of Cablecom and subsidiaries and for their general corporate financing requirements. As of June 30, 2001, Cablecom had borrowed CHF 560.0 million ($311.6 million) under the revolving loan facility with an effective interest rate of 5.71%. The revolving facility is available until May 2003. The interest rate, interest payment requirements and principal payments for the revolving facility are the same as for the term loan facility (see below). The revolving facility includes a commitment fee of 0.75% payable quarterly on the unused portion of the revolving facility commitment, which is reduced to 0.50% when over 50% of the commitment is utilized.

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

A wholly-owned subsidiary of the Company, Premium TV Limited, has entered into media partnerships with U.K. football clubs whereby Premium TV Limited will receive certain marketing and sponsorship rights. Premium TV Limited will provide loan facilities to the clubs, repayable through the issue of shares in the football clubs, as well as provide funding to joint ventures with the clubs. At June 30, 2001, the aggregate commitment was pound sterling 20.3 million ($28.6 million). In addition, Premium TV Limited expects to pay fees of up to pound sterling 50.0 million ($70.4 million) over five years for the right to enter into a joint venture with the Football League to set-up an Internet portal for all 72 Football League clubs who wish to participate. In June 2001,

                      NTL (Delaware), Inc. and Subsidiaries


Premium TV Limited entered into an agreement for rights to broadcast the Premiere Football League on a pay-per-view basis. Premium TV Limited expects to pay fees of approximately pound sterling 11.2 million ($15.8 million) per year over the next three years in accordance with this agreement.

The accreted value at June 30, 2001 of the Company's consolidated long-term indebtedness is $16,294.6 million, representing approximately 66.5% of total capitalization. The following summarizes the terms of the significant notes and credit facilities issued by the Company and its subsidiaries.

NTL Delaware:

(1) 5-3/4% Convertible Subordinated Notes due December 15, 2009, principal amount at maturity of $1,200.0 million, interest payable semiannually from June 15, 2000, redeemable at the Company's option on or after December 18, 2002, convertible into shares of NTL Incorporated common stock at a conversion price of $108.18 per share;

NTLCL:

(2) Credit Agreement of pound sterling 1,300.0 million ($1,830.0 million), no amounts were outstanding as of June 30, 2001, interest payable at least every six months at LIBOR plus a margin rate of 4.5% per annum, which is subject to adjustment, the unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, principal is due in full on March 31, 2006, pursuant to the credit agreement, following the issuance of NTL Communications notes beginning in October 2000, the commitment was reduced by pound sterling 711.1 million ($1,001.0 million);

(3) Credit Agreement of pound sterling 2,500.0 million ($3,519.3 million), of which pound sterling 2,425.0 million ($3,413.7 million) was outstanding as of June 30, 2001, interest payable at least every six months at LIBOR plus a margin rate of 2.00% per annum, which is subject to adjustment, effective interest rate of 7.38% at June 30, 2001, the unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized, principal is due in six quarterly installments beginning on June 30, 2004;

Cablecom:

(4) Term Loan Facility of CHF 2,700.0 million ($1,502.6 million), interest payable at least every six months at Swiss LIBOR plus a margin rate of 2.5% per annum, which is subject to adjustment after March 2001, effective interest rate of 5.78% at June 30, 2001, principal is due over six years in quarterly installments beginning on March 31, 2004;

(5)  Revolving Facility of CHF 1,400.0 million ($779.1 million), of which CHF
     560.0 million ($311.6 million) was outstanding as of June 30, 2001, interest payable at least every six months at Swiss LIBOR plus a margin rate of 2.5% per annum, which is subject to adjustment, effective interest rate of 5.71% at June 30, 2001, the unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized, principal is due over six years in quarterly installments beginning on March 31, 2004;

                      NTL (Delaware), Inc. and Subsidiaries


NTL Australia:

(6) Credit Agreement of A$350.0 million ($178.5 million), of which A$150.0 million ($76.5 million) was outstanding as of June 30, 2001, interest is payable at least every six months at the A$ Bank Bill Bid Rate plus a margin of 1.85% per annum, which is subject to adjustment, effective interest rate of 6.89% at June 30, 2001, the unused portion of the commitment is subject to a commitment fee of 0.6%, which is subject to adjustment, principal is due in four semiannual installments beginning on June 30, 2004, the balance is due in full on March 30, 2006;

NTL Communications:

(7) 12-3/4% Senior Deferred Coupon Notes due April 15, 2005, principal amount at maturity of $277.8 million, interest payable semiannually from October 15, 2000, redeemable at the Company's option on or after April 15, 2000;

(8) 11-1/2% Senior Deferred Coupon Notes due February 1, 2006, principal amount at maturity of $1,050.0 million, interest payable semiannually beginning on August 1, 2001, redeemable at the Company's option on or after February 1, 2001;

(9) 10% Senior Notes due February 15, 2007, principal amount at maturity of $400.0 million, interest payable semiannually from August 15, 1997, redeemable at the Company's option on or after February 15, 2002;

(10) 9-1/2% Senior Sterling Notes due April 1, 2008, principal amount at maturity of pound sterling 125.0 million ($176.0 million), interest payable semiannually from October 1, 1998, redeemable at the Company's option on or after April 1, 2003;

(11) 10-3/4% Senior Deferred Coupon Sterling Notes due April 1, 2008, principal amount at maturity of pound sterling 300.0 million ($422.3 million), interest payable semiannually beginning on October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

(12) 9-3/4% Senior Deferred Coupon Notes due April 1, 2008, principal amount at maturity of $1,300.0 million, interest payable semiannually beginning on October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

(13) 9-3/4% Senior Deferred Coupon Sterling Notes due April 15, 2009, principal amount at maturity of pound sterling 330.0 million ($464.5 million), interest payable semiannually beginning on October 15, 2004, redeemable at the Company's option on or after April 15, 2004;

(14) 11-1/2% Senior Notes due October 1, 2008, principal amount at maturity of $625.0 million, interest payable semiannually from April 1, 1999, redeemable at the Company's option on or after October 1, 2003;

                      NTL (Delaware), Inc. and Subsidiaries


(15) 12-3/8% Senior Deferred Coupon Notes due October 1, 2008, principal amount at maturity of $450.0 million, interest payable semiannually beginning on April 1, 2004, redeemable at the Company's option on or after October 1, 2003;

(16) 7% Convertible Subordinated Notes due December 15, 2008, principal amount at maturity of $489.8 million, interest payable semiannually from June 15, 1999, convertible into shares of NTL Incorporated common stock at a conversion price of $39.20 per share, redeemable at the Company's option on or after December 15, 2001;

(17) 9-1/4% Senior Euro Notes due November 15, 2006, principal amount at maturity of euro 250.0 million ($211.9 million), interest payable semiannually from May 15, 2000;

(18) 9-7/8% Senior Euro Notes due November 15, 2009, principal amount at maturity of euro 350.0 million ($296.6 million), interest payable semiannually from May 15, 2000, redeemable at the Company's option on or after November 15, 2004;

(19) 11-1/2% Senior Deferred Coupon Euro Notes due November 15, 2009, principal amount at maturity of euro 210.0 million ($178.0 million), interest payable semiannually beginning on May 15, 2005, redeemable at the Company's option on or after November 15, 2004;

(20) 11-7/8% Senior Notes due October 1, 2010, principal amount at maturity of $500.0 million, interest payable semiannually from April 1, 2001, redeemable at the Company's option on or after October 1, 2005;

(21) 12-3/8% Senior Euro Notes due February 1, 2008; principal amount at maturity of euro 300.0 million ($254.2 million), interest payable semiannually from August 1, 2001;

(22) 6-3/4% Convertible Senior Notes due May 15, 2008, principal amount at maturity of $1,150.0 million, interest payable semiannually beginning on November 15, 2001, convertible into shares of NTL Incorporated common stock at a conversion price of $32.728 per share, redeemable at the Company's option on or after May 21, 2004;

NTL Triangle:

(23) 11.2% Senior Discount Debentures due November 15, 2007, principal amount at maturity of $517.3 million, interest payable semiannually from May 15, 2001, redeemable at NTL Triangle's option after November 15, 2000;

Diamond:

(24) 13-1/4% Senior Discount Notes due September 30, 2004, principal amount at maturity of $285.1 million, interest payable semiannually from March 31, 2000, redeemable at Diamond's option after September 30, 1999;

                      NTL (Delaware), Inc. and Subsidiaries


(25) 11-3/4% Senior Discount Notes due December 15, 2005, principal amount at maturity of $531.0 million, interest payable semiannually from June 15, 2001, redeemable at Diamond's option on or after December 15, 2000;

(26) 10-3/4% Senior Discount Notes due February 15, 2007, principal amount at maturity of $420.5 million, interest payable semiannually beginning on August 15, 2002, redeemable at Diamond's option on or after December 15, 2002;

(27) 10% Senior Sterling Notes due February 1, 2008, issued by Diamond Holdings plc, a wholly-owned subsidiary of Diamond, principal amount at maturity of pound sterling 135.0 million ($190.0 million), interest payable semiannually from August 1, 1998, redeemable at Diamond's option on or after February 1, 2003; and

(28) 9-1/8% Senior Notes due February 1, 2008, issued by Diamond Holdings plc, principal amount at maturity of $110.0 million, interest payable semiannually from August 1, 1998, redeemable at Diamond's option on or after February 1, 2003.

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

The Company's operations are conducted through its direct and indirect wholly-owned subsidiaries. As a holding company, the Company holds no significant assets other than cash, securities and its investments in and advances to its subsidiaries. The Company's ability to make scheduled interest and principal payments when due to holders of its indebtedness may be dependent upon the receipt of sufficient funds from its subsidiaries. In addition, NTL Communications is a holding company that conducts its operations through its subsidiaries. Accordingly, the ability of NTL Communications to make scheduled interest and principal payments when due to holders of its indebtedness may be dependent upon the receipt of sufficient funds from its subsidiaries.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash used in operating activities was $268.1 million and $434.4 million in the six months ended June 30, 2001 and 2000, respectively. Cash paid for interest exclusive of amounts capitalized in the six months ended June 30, 2001 and 2000 was $428.3 million and $188.9 million, respectively. The remainder of this change is primarily due to the increase in the net loss and changes in working capital as a result of the timing of receipts and disbursements. A significant

                      NTL (Delaware), Inc. and Subsidiaries


component of the working capital change in the six months ended June 30, 2001 was the collection of annual amounts billed by Cablecom in December 2000. The $134.6 million reduction in Cablecom's accounts receivable since December 31, 2000 was principally due to these collections.

Purchases of fixed assets were $1,075.7 million in 2001 and $795.8 million in 2000 as a result of the continuing fixed asset purchases and construction, including purchases and construction by acquired companies.

The cash used for other assets of $93.6 million in 2001 and $326.6 million in 2000 was primarily for investments in and loans to unconsolidated entities.

Proceeds from borrowings, net of financing costs of $2,153.1 million in 2001 include $320.4 million borrowed under the pound sterling 2,500.0 million NTLCL credit agreement, $287.7 million borrowed under the pound sterling 1,300.0 million NTLCL credit agreement (all of which was repaid by June 30, 2001), $1,150.0 million from the issuance of NTL Communications 6-3/4% Convertible Senior Notes, $278.4 million from the issuance of NTL Communications 12-3/8% Senior Euro Notes, $82.0 million borrowed under the Cablecom revolving facility and $78.3 million borrowed under the NTL Australia credit agreement, net of aggregate financing costs of $43.7 million.

Principal payments of $484.4 million in 2001 include optional repayments of $454.2 million under the NTLCL credit agreements and Cablecom revolving facility and repayments of an aggregate of $30.2 million of other debt.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained herein constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include the following: general economic and business conditions, technological developments, the Company's ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of restructuring and integration actions, the impact of new business opportunities requiring significant up-front investment, interest rate and currency exchange rate fluctuations, and availability, terms and deployment of capital. The Company assumes no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting such statements.

                      NTL (Delaware), Inc. and Subsidiaries


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits.

         None.

   (b)   Reports on Form 8-K.

         During the quarter ended June 30, 2001, the Company filed the following current reports on Form 8-K:

         (i) Report dated February 21, 2001 (filed May 7, 2001) reporting under Item 2, Acquisition or Disposition of Assets, that NTL (Delaware), Inc. amends its Current Report on Form 8-K, dated March 7, 2001, by filing certain financial statements and financial information.

         (ii)  Report dated May 24, 2001 (filed May 24, 2001) reporting under
               Item 5, Other Events, that NTL Incorporated, the public parent company of NTL (Delaware), Inc., announced that it had signed a Strategic Outsourcing Deal with IBM which covers the provision of Information Technology (IT) Services for NTL across the UK and Ireland.

                      NTL (Delaware), Inc. and Subsidiaries


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       NTL (DELAWARE), INC.



Date: August 9, 2001                   By: /s/ Barclay Knapp
                                           -------------------------
                                           Barclay Knapp
                                           President and Chief Executive Officer


Date: August 9, 2001                   By: /s/ Gregg N. Gorelick
                                           --------------------------
                                           Gregg N. Gorelick
                                           Vice President-Controller
                                           (Principal Accounting Officer)