Form 10-Q
period 2001-09-30
NTL DELAWARE INC
filed 2001-11-14
CIK 1083198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.                                                                      0-25691

NTL (DELAWARE), INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4051921

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 East 59th Street, New York, New York	10022

(Address of principal executive offices)	(Zip Code)

(212) 906-8440

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes            No

The number of shares outstanding of the issuer’s common stock as of September 30, 2001 was 11. The Registrant is a wholly-owned subsidiary of NTL Incorporated and there is no market for the Registrant’s common stock. The Registrant meets the conditions for the reduced disclosure format set forth in General Instruction H(1) (a) and (b) of Form 10-Q.

NTL (Delaware), Inc. and Subsidiaries

Index

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets — September 30, 2001 and December 31, 2000	2

	Condensed Consolidated Statements of Operations — Three and nine months ended September 30, 2001 and 2000	4

	Condensed Consolidated Statement of Shareholder’s Equity — Nine months ended September 30, 2001	5

	Condensed Consolidated Statements of Cash Flows — Nine months ended September 30, 2001 and 2000	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	18

PART II	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	31

SIGNATURES		32

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NTL (Delaware), Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in millions)

	September 30,	December 31,
	2001	2000

	(unaudited)	(see note)
Assets

Current assets:

Cash and cash equivalents	$310.0	$509.9

Accounts receivable — trade, less allowance for doubtful accounts of $143.1 (2001) and $141.4 (2000)	566.0	729.1

Due from affiliates	89.0	95.8

Other	514.7	431.5

Total current assets	1,479.7	1,766.3

Fixed assets, net	12,891.8	12,693.0

Intangible assets, net	11,806.6	13,060.8

Other assets, net of accumulated amortization of $132.2 (2001) and $91.9 (2000)	779.7	807.1

Loan to NTL Incorporated	150.0	—

Total assets	$27,107.8	$28,327.2

NTL (Delaware), Inc. and Subsidiaries
Condensed Consolidated Balance Sheets – continued
(dollars in millions)

	September 30,	December 31,
	2001	2000

	(unaudited)	(see note)
Liabilities and shareholder’s equity

Current liabilities:

Accounts payable	$441.7	$504.9

Accrued expenses and other	1,082.2	1,258.0

Accrued construction costs	77.6	196.9

Interest payable	186.4	151.3

Deferred revenue	418.5	492.8

Due to affiliates	—	25.8

Current portion of long-term debt	5.3	12.6

Total current liabilities	2,211.7	2,642.3

Long-term debt	17,240.4	15,044.1

Other	60.1	43.1

Commitments and contingent liabilities

Deferred income taxes	149.8	205.4

Shareholder’s equity:

Common stock — $.01 par value; authorized 100 shares; issued and outstanding 11 shares	—	—

Additional paid-in capital	16,088.7	15,795.7

Accumulated other comprehensive (loss)	(632.2)	(449.0)

(Deficit)	(8,010.7)	(4,954.4)

	7,445.8	10,392.3

Total liabilities and shareholder’s equity	$27,107.8	$28,327.2

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

See accompanying notes.

NTL (Delaware), Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues

Consumer telecommunications and television	$618.2	$566.0	$1,847.5	$1,238.8

Business telecommunications	221.7	185.7	618.5	511.9

Broadcast transmission and other	87.4	79.0	253.3	237.2

	927.3	830.7	2,719.3	1,987.9

Costs and expenses

Operating expenses	438.6	424.7	1,325.0	967.8

Selling, general and administrative expenses	296.7	314.1	911.4	769.3

Non-cash compensation	30.6	—	30.6	—

Other charges	31.2	6.0	56.5	19.7

Corporate expenses	6.3	5.6	23.4	25.7

Depreciation and amortization	748.5	600.0	2,321.2	1,245.5

	1,551.9	1,350.4	4,668.1	3,028.0

Operating (loss)	(624.6)	(519.7)	(1,948.8)	(1,040.1)

Other income (expense)

Interest income and other, net	(22.6)	(6.6)	(103.6)	39.5

Interest expense	(353.7)	(280.9)	(1,039.8)	(729.1)

Foreign currency transaction (losses) gains	(20.0)	24.1	(10.6)	(90.9)

(Loss) before income tax benefit	(1,020.9)	(783.1)	(3,102.8)	(1,820.6)

Income tax benefit	14.8	14.5	46.5	33.1

Net (loss)	$(1,006.1)	$(768.6)	$(3,056.3)	$(1,787.5)

See accompanying notes.

NTL (Delaware), Inc. and Subsidiaries
Condensed Consolidated Statement of Shareholder’s Equity
(Unaudited)
(dollars in millions)

	Common Stock
	$.01 Par Value		Additional
	Shares	Par	Paid-In Capital

Balance, December 31, 2000	11	$–	$15,795.7

Contribution from NTL Incorporated, net			262.4

Non-cash compensation			30.6

Comprehensive loss:

Net loss for the nine months ended September 30, 2001

Currency translation adjustment

Unrealized net losses on investments

Unrealized net losses on derivatives
Total

Balance, September 30, 2001	11	$–	$16,088.7

NTL (Delaware), Inc. and Subsidiaries
Condensed Consolidated Statement of Shareholder’s Equity
(Unaudited) – continued
(dollars in millions)

		Accumulated Other
		Comprehensive Loss

			Unrealized	Unrealized
		Foreign	Net	Net
	Comprehensive	Currency	Losses on	Losses on
	Loss	Translation	Investments	Derivatives	Deficit

Balance, December 31, 2000		$(434.8)	$(14.2)		$(4,954.4)

Contribution from NTL Incorporated, net

Non-cash compensation

Comprehensive loss:

Net loss for nine months ended September 30, 2001	$(3,056.3)				(3,056.3)

Currency translation adjustment	(150.2)	(150.2)

Unrealized net losses on investments	(14.6)		(14.6)

Unrealized net losses on derivatives	(18.4)			$(18.4)

Total	$(3,239.5)

Balance, September 30, 2001		$(585.0)	$(28.8)	$(18.4)	$(8,010.7)

See accompanying notes.

NTL (Delaware), Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in millions)

	Nine Months Ended
	September 30,

	2001	2000

Net cash (used in) operating activities	$(529.5)	$(335.1)

Investing activities

Acquisitions, net of cash acquired	–	(10,954.6)

Payment of deferred purchase price	–	(3.0)

Purchase of fixed assets	(1,568.4)	(1,541.9)

Increase in other assets	(141.1)	(508.2)

Loan to NTL Incorporated	(150.0)	–

Purchase of marketable securities	(9.9)	(61.6)

Proceeds from sales of marketable securities	10.0	250.1

Net cash (used in) investing activities	(1,859.4)	(12,819.2)

Financing activities

Proceeds from borrowings, net of financing costs	2,556.3	5,784.6

Proceeds from issuance of redeemable preferred stock	–	1,850.0

Principal payments	(485.8)	(1,114.6)

Contribution from NTL Incorporated	203.9	4,267.5

Distribution to NTL Incorporated	(72.7)	–

Cash released from escrow	–	77.5

Proceeds from exercise of stock options and warrants	–	37.3

Net cash provided by financing activities	2,201.7	10,902.3

Effect of exchange rate changes on cash	(12.7)	(29.1)

Decrease in cash and cash equivalents	(199.9)	(2,281.1)

Cash and cash equivalents at beginning of period	509.9	2,597.2

Cash and cash equivalents at end of period	$310.0	$316.1

Supplemental disclosure of cash flow information

Cash paid during the period for interest exclusive of amounts capitalized	$771.5	$330.4

Income taxes paid	8.3	1.4

Supplemental schedule of noncash financing activities

Accretion of dividends and discount on preferred stock	$–	$20.1

Contribution from NTL Incorporated	131.2	–

See accompanying notes.

NTL (Delaware), Inc. and Subsidiaries
Notes to Condensed Financial Statements (unaudited)

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in a Current Report on Form 8-K/A dated May 4, 2001 of NTL (Delaware), Inc.

Certain prior period amounts have been reclassified to conform to the current presentation.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The amortization of goodwill included in our investments in equity investees will no longer be recorded upon adoption of the new rules. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. The Company is required to adopt SFAS No. 142 as of January 1, 2002. The Company has not yet completed an analysis of whether goodwill may be impaired under SFAS No. 142; this analysis will be completed during the first six months of 2002 in accordance with the transition provisions of SFAS No. 142. The Company expects to complete an analysis for the fourth quarter of 2001 to determine whether goodwill is impaired under SFAS No. 121. The magnitude of an impairment charge, if any, under either accounting standard cannot be determined at this time.

Note B – Corporate Restructuring

On May 18, 2000, NTL Incorporated completed a corporate restructuring to create a holding company structure. The formation of the holding company was part of NTL Incorporated’s acquisition of certain assets of Cable & Wireless Communications plc (“CWC”) (the operations acquired from CWC are

NTL (Delaware), Inc. and Subsidiaries
Notes to Condensed Financial Statements (unaudited) (continued)

Note B – Corporate Restructuring (continued)

called “ConsumerCo”). The holding company restructuring was accomplished through a merger so that all the stockholders of NTL Incorporated at the effective time of the merger became stockholders of the new holding company, and NTL Incorporated became a subsidiary of the new holding company. The new holding company has taken the name NTL Incorporated and the holding company’s subsidiary simultaneously changed its name to NTL (Delaware), Inc. The “Company” refers to NTL Incorporated and subsidiaries up to and including May 17, 2000, and to NTL (Delaware), Inc. and subsidiaries beginning May 18, 2000.

On February 21, 2001, NTL Communications Corp. (“NTL Communications”), a wholly-owned subsidiary of the Company, completed a transaction whereby it acquired the entire issued share capital of NTL (CWC Holdings) Limited (the entity that owns ConsumerCo) from NTL Incorporated. As a result of this transaction, ConsumerCo became an indirect wholly-owned subsidiary of the Company. The Company accounted for the transaction in a manner consistent with a transfer of entities under common control, which is similar to a “pooling of interests.” Accordingly, the net assets and results of operations of ConsumerCo have been included in the Company’s consolidated financial statements from May 30, 2000, the date of NTL Incorporated’s acquisition of ConsumerCo.

Note C – Fixed Assets

Fixed assets consist of:

	September 30,	December 31,
	2001	2000

	(unaudited)
	(in millions)
Operating equipment	$12,801.9	$11,753.2

Other equipment	1,344.8	1,145.2

Construction-in-progress	1,603.6	1,611.1

	15,750.3	14,509.5

Accumulated depreciation	(2,858.5)	(1,816.5)

	$12,891.8	$12,693.0

Depreciation expense for the nine months ended September 30, 2001 and 2000 was $1,059.5 million and $616.8 million, respectively. Depreciation expense for the three months ended September 30, 2001 and 2000 was $359.4 million and $262.2 million, respectively.

NTL (Delaware), Inc. and Subsidiaries
Notes to Condensed Financial Statements (unaudited) (continued)

Note D – Intangible Assets

Intangible assets consist of:

	September 30,	December 31,
	2001	2000

	(unaudited)
	(in millions)
Goodwill, net of accumulated amortization of $2,226.9 (2001) and $1,103.6 (2000)	$11,399.5	$12,522.8

License acquisition costs, net of accumulated amortization of $252.1 (2001) and $215.8 (2000)	101.3	139.2

Customer lists, net of accumulated amortization of $183.4 (2001) and $110.7 (2000)	241.7	318.2

Other intangibles, net of accumulated amortization of $23.3 (2001) and $13.8 (2000)	64.1	80.6

	$11,806.6	$13,060.8

On March 28, 2000, the Company acquired the cable assets of the Cablecom Group (“Cablecom”) in Switzerland. The acquisition was accounted for as a purchase, and accordingly, the net assets and results of operations of Cablecom have been included in the consolidated financial statements from the date of acquisition.

On May 30, 2000, NTL Incorporated acquired ConsumerCo. On February 21, 2001, NTL Incorporated contributed the assets of ConsumerCo to NTL Communications. The Company accounted for the contribution in a manner consistent with a transfer of entities under common control, which is similar to a “pooling of interests.” Accordingly, the net assets and results of operations of ConsumerCo have been included in the Company’s consolidated financial statements from May 30, 2000.

The pro forma unaudited consolidated results of operations for the nine months ended September 30, 2000 assuming consummation of these transactions as of January 1, 2000 is as follows (in millions). A significant component of the pro forma results is associated with the acquisition of ConsumerCo. The historical results of ConsumerCo reflect certain intercompany costs and expenses as they were prior to the separation of ConsumerCo which was completed in the second quarter of 2000. These costs and expenses do not necessarily reflect the costs and expenses that would have been incurred had ConsumerCo reported as a separate entity for these periods. Therefore the historical results of ConsumerCo which are included in the pro forma results below are not reflective of results on a going forward basis.

Total revenue	$2,550.4

Net (loss)	(2,833.4)

Amortization of intangible and other assets charged to expense for the nine months ended September 30, 2001 and 2000 was $1,261.7 million and $628.7 million, respectively. Amortization of intangible and other assets charged to expense for the three months ended September 30, 2001 and 2000 was $389.1 million and $337.8 million, respectively.

NTL (Delaware), Inc. and Subsidiaries
Notes to Condensed Financial Statements (unaudited) (continued)

Note E – Long-Term Debt

Long-term debt consists of:

	September 30,	December 31,
	2001	2000

	(unaudited)
	(in millions)
NTL Delaware

5-3/4% Convertible Subordinated Notes	$1,200.0	$1,200.0

ConsumerCo:

Term Loan Facility and other	—	21.7

NTL Business:

Credit Agreement	—	3,030.3

Cablecom:

Term Loan Facility	1,667.8	1,666.4

Revolving Facility	478.7	320.9

Other	7.2	15.3

NTL Australia:

Credit Agreement	98.9	—

NTL Communications:

12-3/4% Senior Deferred Coupon Notes	277.8	277.8

11-1/2% Senior Deferred Coupon Notes	1,050.0	1,040.5

10% Senior Notes	400.0	400.0

9-1/2% Senior Sterling Notes, less unamortized discount	183.2	186.5

10-3/4% Senior Deferred Coupon Sterling Notes	376.0	353.6

9-3/4% Senior Deferred Coupon Notes	1,126.2	1,048.5

9-3/4% Senior Deferred Coupon Sterling Notes	380.6	360.8

11-1/2% Senior Notes	625.0	625.0

12-3/8% Senior Deferred Coupon Notes	353.9	323.6

7% Convertible Subordinated Notes	489.8	599.3

9-1/4% Senior Euro Notes	227.5	234.7

9-7/8% Senior Euro Notes	318.5	328.6

11-1/2% Senior Deferred Coupon Euro Notes	134.7	127.9

11-7/8% Senior Notes, less unamortized discount	490.4	489.6

12-3/8% Senior Euro Notes, plus unamortized premium	273.8	—

6-3/4% Convertible Senior Notes	1,150.0	—

NTL Communications Limited:

Credit Agreement	3,672.8	375.3

Working Capital Credit Agreement	146.9	—

Other	60.9	—

NTL Triangle:

11.2% Senior Discount Debentures	517.3	517.3

Other	4.8	5.2

Diamond:

13-1/4% Senior Discount Notes	285.1	285.1

11-3/4% Senior Discount Notes	531.0	531.0

10-3/4% Senior Discount Notes	404.4	373.9

10% Senior Sterling Notes	198.3	201.9

9-1/8% Senior Notes	110.0	110.0

Other	4.2	6.0

	17,245.7	15,056.7

Less current portion	5.3	12.6

	$17,240.4	$15,044.1

NTL (Delaware), Inc. and Subsidiaries
Notes to Condensed Financial Statements (unaudited) (continued)

Note E – Long-Term Debt (continued)

In May 2000, NTL Business Limited (“NTL Business”) and NTL Communications Limited (“NTLCL”), wholly-owned indirect subsidiaries of the Company, entered into a £2,500.0 million ($3,672.8 million) credit agreement in connection with the ConsumerCo acquisition. As of September 30, 2001, there was £2,500.0 million ($3,672.8 million) outstanding under the credit agreement. The effective interest rate at September 30, 2001 was 6.79%.

In March 2000, a subsidiary of the Company borrowed CHF 2,700.0 million ($1,667.8 million) under its term loan facility in connection with the acquisition of Cablecom. The effective interest rate at September 30, 2001 was 5.27%. Cablecom has the option to draw on a revolving loan facility up to an additional CHF 1,400.0 million ($864.8 million). As of September 30, 2001, Cablecom had borrowed CHF 775.0 million ($478.7 million) under the revolving loan facility with an effective interest rate of 5.65%.

In January 2001, NTL Communications Corp. (“NTL Communications”), a wholly-owned subsidiary of the Company, issued €200.0 million ($182.0 million) aggregate principal amount of 12-3/8% Senior Euro Notes due February 1, 2008. In February 2001, NTL Communications issued an additional €100.0 million principal amount of 12-3/8% Senior Euro Notes due February 1, 2008 at a price of 100.1% of the aggregate principal amount at maturity or €101.0 million ($91.9 million). NTL Communications received aggregate proceeds of approximately $271.2 million after underwriters’ commissions and other fees. Interest is payable semiannually in cash at a rate of 12-3/8% per annum from August 1, 2001. These notes may not be redeemed by NTL Communications except in limited circumstances.

In February 2001, $109.5 million principal amount of NTL Communications 7% Convertible Subordinated Notes due December 15, 2008 were converted into 2.8 million shares of NTL Incorporated’s common stock at the applicable conversion price of $39.20 per share. NTL Incorporated issued as a premium on the conversion an additional 0.5 million shares which were valued at the closing common stock price on the dates of conversion. The premium, which amounted to $17.6 million, is included in interest expense. Additionally accrued and unpaid interest of $1.2 million at the time of the conversion was waived by the holders of the convertible notes.

On February 21, 2001, as required by the NTL Business and NTLCL credit agreement, NTL Communications completed a transaction whereby it acquired the entire issued share capital of NTL (CWC Holdings) Limited (the entity that owns ConsumerCo) from NTL Incorporated and the entire issued share capital of NTL Business from NTL Delaware in exchange for shares of its common stock. As a result of this transaction, ConsumerCo and NTL Business became subsidiaries of NTL Communications and NTL Business’ rights and obligations under the £2,500.0 million credit agreement were assigned to a subsidiary of NTLCL.

On March 30, 2001, NTL Australia, a wholly-owned subsidiary of the Company, entered into a A$350.0 million ($173.1 million) credit agreement with a group of banks. As of September 30, 2001, NTL Australia had borrowed A$200.0 million ($98.9 million) under this credit agreement. NTL Australia may use the proceeds under this credit agreement to repay the Company for part of its original investment as well as funding general capital expenditures, working capital and corporate purposes. As of September 30, 2001, NTL Australia repaid A$200.0 million ($98.9 million) to the Company. Interest

NTL (Delaware), Inc. and Subsidiaries
Notes to Condensed Financial Statements (unaudited) (continued)

Note E – Long-Term Debt (continued)

is payable at least every six months at the A$ Bank Bill Bid Rate plus a margin of 1.85% per annum, which is subject to adjustment based on the ratio of senior debt to EBITDA of NTL Australia. The effective interest rate at September 30, 2001 was 6.69%. The unused portion of the commitment is subject to a commitment fee of 0.6%, which is subject to adjustment based on the ratio of senior debt to EBITDA of NTL Australia. Principal is due in four semiannual installments beginning on June 30, 2004 of a maximum of A$7.5 million, A$7.5 million, A$12.5 million and A$12.5 million. The balance is due in full on March 30, 2006. The credit agreement contains various financial and other covenants with respect to NTL Australia and restrictions on dividends and distributions by NTL Australia.

On April 27, 2001, NTL Incorporated received a financing commitment from a unit of GE Capital. In June 2001, NTL Incorporated issued $100.0 million aggregate principal amount of 5-3/4% Convertible Subordinated Notes due June 22, 2011 to GE Capital and received proceeds of approximately $95.9 million. The Company is a co-issuer of the notes. Interest is payable quarterly in cash at a rate of 5-3/4% per annum beginning on October 15, 2001. These notes are convertible into shares of NTL Incorporated common stock at the option of the holder at a conversion price of $35.00 per share, subject to adjustment. After December 22, 2007, the notes are redeemable, in whole or from time to time in part, at the option of NTL Incorporated or the Company.

In May 2001, NTL Communications issued $1,150.0 million aggregate principal amount of 6-3/4% Convertible Senior Notes due May 15, 2008. NTL Communications received proceeds of approximately $1,114.8 million after underwriters’ commission and other fees. Interest is payable semiannually in cash at a rate of 6-3/4% per annum beginning on November 15, 2001. These notes are convertible into shares of NTL Incorporated common stock at the option of the holder after August 13, 2001 at a conversion price of $32.728 per share. After May 20, 2004, the notes are redeemable, in whole or from time to time in part, at the option of NTL Incorporated or NTL Communications. NTL Incorporated is a co-obligator of the notes on a subordinated basis.

NTLCL has a £1,300.0 million ($1,909.8 million) credit agreement with a group of banks which is available to finance working capital requirements of the U.K. Group, as defined. For purposes of this credit agreement, Diamond Cable Communications Limited and subsidiaries, NTL (Triangle) LLC and subsidiaries and certain other entities are excluded from the U.K. Group. Pursuant to the credit agreement, following the issuance of new debt beginning in October 2000, the commitment has been reduced by £882.5 million ($1,296.5 million). As of September 30, 2001, £100.0 million ($146.9 million) was outstanding under this credit agreement with an effective interest rate of 10.01%

In October 2001, the Company completed £169.6 million ($249.2 million) of vendor financing plus £200.0 million ($293.8 million) of GE Capital senior secured financing. The vendor financing was an addition to NTLCL’s £2,500.0 million credit agreement with the same terms and conditions. The Company borrowed £84.8 million ($124.6 million) of the vendor financing in October 2001. The remaining £84.8 million is committed to the Company by the vendors, who will increase their commitment to the bank facility at the Company’s request, provided that certain purchase commitments are met. Interest on the GE Capital senior secured financing is payable at least every six months at LIBOR plus a margin rate of 3.5% per annum. The senior secured financing is repayable in eight quarterly installments beginning on June 30, 2006.

NTL (Delaware), Inc. and Subsidiaries
Notes to Condensed Financial Statements (unaudited) (continued)

Note F – Derivative Financial Instruments

Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137 and 138. The new accounting standard requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in the results of operations or in other comprehensive income (loss), depending on whether a derivative is designated as a fair value or cash flow hedge. The ineffective portion of all hedges is recognized in the results of operations.

On January 1, 2001, the Company recorded all of its outstanding derivative instruments at their fair value. The outstanding derivative instruments were comprised of cross currency swaps to hedge exposure to movements in the British pound/U.S. dollar exchange rate, and a number of zero cost collars to hedge exposure to floating interest rates on certain of its debt. The aggregate fair value on January 1, 2001 was a liability of $9.0 million, of which $6.8 million was recorded as an expense and $2.2 million was recorded as other comprehensive loss. In 2001, the Company entered into cross currency swaps to hedge exposure to movements in the Euro/British pound exchange rate. In the nine months ended September 30, 2001, the Company recorded income of $3.3 million and other comprehensive loss of $16.2 million as a result of changes in the fair values. The aggregate fair value at September 30, 2001 was a net liability of $21.9 million.

In September 2001, the Company entered into a British pound forward foreign exchange agreement, consisting of twenty-six accumulating forward contracts, to reduce its exposure to movement in the British pound/U.S. dollar exchange rate in accordance with its market risk strategies. This agreement and the underlying contracts do not qualify for hedge accounting under SFAS No. 133 (as amended). Instead, it will be accounted for as a financial instrument under SFAS No. 107, with any change in fair value recorded in results of operations. As of September 30, 2001, the fair value of this instrument was a liability of $0.1 million.

Note G – Non-Cash Compensation

In July 2001, the Compensation and Option Committee of the Board of Directors (the “Compensation Committee”) approved modifications to certain stock options. The latest possible expiration date of options to purchase an aggregate of approximately 4.7 million shares of NTL Incorporated common stock with exercise prices from $.17 to $14.76 per share was extended from July 30, 2001 to October 2004, as applicable, to January 30, 2006. The Company recognized non-cash compensation expense of $30.6 million based on the difference between the quoted market price of the common stock on the date of the modification of $12.05 per share and the exercise price per share.

NTL (Delaware), Inc. and Subsidiaries
Notes to Condensed Financial Statements (unaudited) (continued)

Note G – Non-Cash Compensation (continued)

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

Note H – Other Charges

Other charges of $56.5 million and $19.7 million for the nine months ended September 30, 2001 and 2000, respectively, include costs incurred primarily to integrate the acquired companies, mostly related to information technology integration, as well as costs incurred for business rationalization consulting.

Note I – Restructuring Costs

The Company recorded restructuring costs in November 2000 as a result of the completion of a consolidation review. This charge consisted of employee severance and related costs of $47.9 million for approximately 2,300 employees to be terminated and lease exit costs of $18.0 million. As of September 30, 2001, $42.1 million of the provision had been used, including $36.1 million for employee severance and related costs and $6.0 million for lease exit costs. As of September 30, 2001, approximately 1,600 employees had been terminated. The remaining restructuring reserve of $23.8 million includes $11.8 million for employee severance and related costs and $12.0 million for lease exit costs.

Note J – Comprehensive Loss

The Company’s comprehensive loss for the three months ended September 30, 2001 and 2000 was $843.4 million and $980.0 million, respectively. The Company’s comprehensive loss for the nine months ended September 30, 2001 and 2000 was $3,239.5 million and $2,259.3 million, respectively.

Note K– Related Party Transactions

On April 12, 2001, NTL Incorporated purchased $15.0 million of an unsecured convertible note of CoreComm Limited, a company that offers telecommunications and Internet services to residential and business customers in the United States. In addition, concurrently with the note purchase and without additional compensation, NTL Incorporated entered into a network and software agreement with CoreComm. Under the agreement, CoreComm will provide U.S. network access for Internet traffic from NTL Incorporated’s U.K. customers, as well as a royalty free license to use certain billing and provisioning software and know-how. Certain officers and directors of NTL Incorporated are also officers and directors of CoreComm. In light of this relationship, the independent directors of NTL Incorporated examined the transaction with CoreComm. The board of directors determined that the

NTL (Delaware), Inc. and Subsidiaries
Notes to Condensed Financial Statements (unaudited) (continued)

Note K– Related Party Transactions (continued)

transaction was inherently fair and provided NTL Incorporated with benefits that exceeded those that could be obtained from a third party.

On September 28, 2001, NTL Communications loaned NTL Incorporated $150.0 million in cash and received 15.0% Promissory Notes due September 30, 2004. Interest is payable monthly in cash at a rate of 15.0% per annum beginning on October 31, 2001.

Note L – Segment Data

	Broadcast	Consumer	Business	Shared	Total

	(in millions)
Nine months ended September 30, 2001

Revenues	$253.3	$1,847.5	$618.5	$–	$2,719.3

EBITDA (1)	127.2	578.2	233.7	(456.2)	482.9

Nine months ended September 30, 2000

Revenues	$237.2	$1,238.8	$511.9	$–	$1,987.9

EBITDA (1)	114.6	353.8	172.1	(389.7)	250.8

Total assets

September 30, 2001 (2)	$1,057.9	$22,275.5	$1,627.2	$2,147.2	$27,107.8

December 31, 2000 (3)	1,051.1	23,582.5	1,753.3	1,940.3	28,327.2

(1)	Represents earnings before interest, taxes, depreciation and amortization, non-cash compensation, other charges, corporate expenses, and foreign currency transaction (losses) gains.

(2)	At September 30, 2001, shared assets included $222.3 million of cash and cash equivalents, $468.7 million of goodwill and $1,456.2 million of other assets.

(3)	At December 31, 2000, shared assets included $357.5 million of cash, cash equivalents and marketable securities, $422.0 million of goodwill and $1,160.8 million of other assets.

NTL (Delaware), Inc. and Subsidiaries
Notes to Condensed Financial Statements (unaudited) (continued)

Note L – Segment Data (continued)

The reconciliation of segment combined EBITDA to loss before income tax benefit is as follows:

	Nine Months Ended September 30,

	2001	2000

	(in millions)
Segment Combined EBITDA	$482.9	$250.8

(Add) Deduct:

Non-cash compensation	30.6	–

Other charges	56.5	19.7

Corporate expenses	23.4	25.7

Depreciation and amortization	2,321.2	1,245.5

Interest income and other, net	103.6	(39.5)

Interest expense	1,039.8	729.1

Foreign currency transaction losses	10.6	90.9

	3,585.7	2,071.4

(Loss) before income tax benefit	$(3,102.8)	$(1,820.6)

Note M – Commitments and Contingent Liabilities

At September 30, 2001, the Company was committed to pay approximately $1,400.0 million for equipment and services, which includes approximately $920.0 million for operations and maintenance and other contracts through 2006.

A wholly-owned subsidiary of the Company, Premium TV Limited, has entered into media partnerships with various United Kingdom football clubs whereby Premium TV Limited will receive certain marketing and sponsorship rights. Premium TV Limited will provide loan facilities to the clubs, repayable through the issue of shares in the football clubs, as well as provide funding to joint ventures with the clubs. At September 30, 2001, the aggregate commitment was £14.3 million ($21.0 million). In addition, Premium TV Limited expects to pay fees of up to £40.0 million ($58.8 million) over five years for the right to enter into a joint venture with the Football League to set-up an Internet portal for all 72 Football League clubs who wish to participate. In June 2001, Premium TV Limited entered into an agreement for rights to broadcast the Premiere Football League on a pay-per-view basis. Premium TV Limited expects to pay fees of approximately £11.2 million ($16.5 million) per year over the next three years in accordance with this agreement.

The Company is involved in certain disputes and litigation arising in the ordinary course of its business. None of these matters are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NTL (Delaware), Inc. and Subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Operating Statistics as of September 30, 2001
(subscriber totals in thousands)

	NTL	NTL	1G	Cablecom		Noos	eKabel	B2
	(UK)	(Ireland)	(France)	(Swiss)		(France)	(Germany)	(Sweden)	Equity	Gross

RESIDENTIAL

Ownership Interest	100%	100%	100%	100	%(1)	27.0%	32.5%	34.0%

Homes in Franchise	11,411.2	424.0	287.0	1,904.7		3,179.0	2,800.0	299.0	15,709.0	20,304.9

Homes passed	8,404.1	424.0	267.0	1,904.7		2,563.0	1,828.0	204.0	12,167.4	15,594.8

Homes marketed (Telco)	7,506.4	20.0	—	—		5.0	—	—	7,527.8	7,531.4

Homes marketed (CATV)	7,729.8	424.0	214.9	1,728.0		2,563.0	1,828.0	167.0	11,278.5	14,654.7

Customers	2,881.8	374.6	75.5	1,580.1		819.5	1,294.0	50.5	5,419.1	7,076.0

Dual/Triple RGU	2,059.8	6.4	0.4	54.8		65.7	—	—	2,138.3	2,187.1

Single RGU	822.0	368.2	75.1	1,525.3		753.8	1,294.0	50.5	3,280.8	4,888.9

CATV	2,326.7	374.6	75.5	1,580.1		801.9	1,294.0	—	4,842.1	6,452.8

Digital	1,143.5	—	2.7	45.9		291.7	—	—	1,268.9	1,483.8

Analog	1,183.2	374.6	43.5	1,534.2		205.9	1,294.0	—	3,461.7	4,635.4

Antenna	—	—	29.3	—		304.3	—	—	111.5	333.6

Telephone	2,614.9	6.4	—	—		2.3	—	—	2,621.9	2,623.6

Internet	815.2	—	0.4	212.0		83.6	—	50.5	1,066.5	1,161.7

Dial-Up (ntlworld + other)	708.8	—	—	157.2		—	—	—	866.0	866.0

Digital TV Access	27.2	—	—	—		—	—	—	27.2	27.2

Broadband	79.2	—	0.4	54.8		83.6	—	50.5	173.3	268.5

RGUs (TV, Telco, BB)	5,020.8	381.0	75.9	1,634.9		887.8	1,294.0	50.5	7,637.3	9,344.9

Service Units (TV, Telco, Int)	5,756.8	381.0	75.9	1,792.1		887.8	1,294.0	50.5	8,530.5	10,238.1

RGUs/Customer	1.74x	1.02x	1.01x	1.03x		1.08x	1.00x	1.00x	1.41x	1.32x

Service Units/Customer	2.00x	1.02x	1.01x	1.13x		1.08x	1.00x	1.00x	1.57x	1.45x

Penetration:

CATV	30.1%	88.3%	35.1%	91.4%		31.3%	70.8%	0.0%	42.9%	44.0%

Telephone	34.8%	32.0%	—	—		46.0%	—	—	34.8%	34.8%

Customer	37.3%	88.3%	35.1%	91.4%		32.0%	70.8%	30.2%	48.0%	48.3%

RGU	65.0%	89.9%	35.3%	94.6%		34.6%	70.8%	30.2%	67.7%	63.8%

Service Unit	74.5%	89.9%	35.3%	103.7%		34.6%	70.8%	30.2%	75.6%	69.9%

Dual / Triple	71.5%	1.7%	0.5%	3.5%		8.0%	0.0%	0.0%	39.5%	30.9%

Quarterly Growth:

Customers	13.3	0.5	(0.2)	11.0		13.4	—	18.4	35.9	56.4

RGUs	63.6	3.4	—	19.5		19.1	—	18.4	99.2	124.0

Off-Net Telephony	374.3	—	—	—		—	—	—	374.3	374.3

Telephone	281.2	—	—	—		—	—	—	281.2	281.2

Telephone + Internet	93.1	—	—	—		—	—	—	93.1	93.1

BUSINESS DIVISION

Business Customers	75.4	1.0	—	3.8		37.2	—	—	90.2	117.4

Business Lines	388.0	—	—	—		—	—	—	388.0	388.0

Wholesale Internet Subs	1,197.8								1,197.8	1,197.8

TOTAL CUSTOMERS	4,529.3	375.6	75.5	1,583.9		856.7	1,294.0	50.5	7,081.4	8,765.5

TOTAL SERVICE UNITS	7,810.0	381.0	75.9	1,792.1		887.8	1,294.0	50.5	10,583.7	12,291.3

(1)	Cablecom has equity interests in 28 cable systems in Switzerland. The following statistics reflect the proportional operating data in which Cablecom does not maintain an equity interest: 187,900 homes passed, 161,100 homes marketed, 151,900 subscribers, 800 broadband Internet subscribers and 152,700 RGUs.

NTL (Delaware), Inc. and Subsidiaries

RESULTS OF OPERATIONS

Certain costs have been reclassified from selling, general and administrative expenses to operating expenses in the first and second quarters of 2001 to conform to the current presentation. The amounts reclassified were $10.8 million in the first quarter of 2001 and $34.7 million in the second quarter of 2001. Cablecom consumer revenue and operating expenses for the first quarter of 2001 were reclassified in the second quarter of 2001 to conform to the second quarter and current presentation in the current quarter. In addition, certain revenues have been reclassified from business telecommunications to broadcast transmission and other, and certain costs have been reclassified from operating expenses to selling, general and administrative expenses in 2000 to conform to the 2001 classifications.

In 2000 and 2001, the substantial majority of revenues in all segments were derived from operations in the United Kingdom.

Three Months Ended September 30, 2001 and 2000

Consumer telecommunications and television revenues increased to $618.2 million from $566.0 million as a result of price increases, upselling new services to customers and from growth in the Company’s customer base. Upselling to existing customers, new digital and cable modem customers and the price increases implemented in the first and second quarters of 2001 resulted in average revenue per unit (“ARPU”) increases that contributed to the revenue increases. Increases in ARPU is also expected to be achieved by providing new services such as digital television, cable modem and mobile telephone services to consumer customers.

Business telecommunications revenues increased to $221.7 million from $185.7 million primarily as a result of the acquisition of the UK assets and contracts of Viatel UK in the third quarter of 2001. In addition, the Company continues to focus specific sales and marketing effort on winning business customers in its franchise areas and increasing revenue from its existing customers.

Broadcast transmission and other revenues increased to $87.4 million from $79.0 million. The increase reflects increases in the number of broadcast television and FM radio customers and accounts, which exceeded price cap reductions in the Company’s regulated services, and increases in satellite and media services used by broadcast and media customers. The Company expects growth in broadcast services to be driven primarily by contracts related to the increased demand for tower infrastructure by wireless services operators expanding and upgrading their networks for wireless broadband, the privatization of national broadcast networks, the digitalization of analog television and radio signals and the further development of programming for the European markets requiring satellite and terrestrial distribution services.

Operating expenses (including network expenses) increased to $438.6 million from $424.7 million as a result of increases in interconnection and programming costs due to revenue growth. Operating expenses as a percentage of revenues decreased to 47.3% in 2001 from 51.1% in 2000. The percentage decrease reflects cost savings efforts such as fault reduction and increased field force effectiveness.

Selling, general and administrative expenses decreased to $296.7 million from $314.1 million. Selling, general and administrative expenses as a percentage of revenues decreased to 32.0% in 2001 from 37.8% in 2000. The absolute and percentage declines reflect cost savings efforts including the restructuring in November 2000.

NTL (Delaware), Inc. and Subsidiaries

Other charges increased to $31.2 million from $6.0 million. Other charges include costs incurred primarily to integrate the acquired companies, mostly related to information technology integration, as well as costs incurred for business rationalization consulting. The increase in other charges was the result of an acceleration of a number of these projects, and the associated fees to the consultants and advisors, in order to achieve the cost savings earlier than projected.

Corporate expenses increased to $6.3 million from $5.6 million due to an increase in payroll, offset in part by a reduction in various overhead costs.

Depreciation and amortization expense increased to $748.5 million from $600.0 million due to an increase in amortization on acquisition related intangibles and an increase in depreciation of telecommunications and cable television equipment. The 2001 and 2000 expense includes $504.9 million and $357.2 million, respectively, from Cablecom and ConsumerCo (companies that were acquired in 2000), including amortization of acquisition related intangibles.

Interest income and other, net increased to expense of $22.6 million from expense of $6.6 million as a result of increases in the net losses of affiliates accounted for by the equity method. Interest income and other, net includes equity in net losses of affiliates of $38.8 million in 2001 and $14.1 million in 2000.

Interest expense increased to $353.7 million from $280.9 million due to the issuance of additional debt, and the increase in the accretion of original issue discount on the deferred coupon notes. Interest of $358.0 million and $171.8 million was paid in cash in the three months ended September 30, 2001 and 2000, respectively.

Foreign currency transaction (losses) gains were losses of $20.0 million in 2001 and gains of $24.1 million in 2000 primarily due to the effect of changes in exchange rates. The Company and certain of its subsidiaries have cash, cash equivalents and debt denominated in non-U.S. dollar currencies that are affected by changes in exchange rates. In addition, foreign subsidiaries of the Company whose functional currency is not the U.S. dollar hold cash, cash equivalents and debt denominated in U.S. dollars which are affected by changes in exchange rates.

Nine Months Ended September 30, 2001 and 2000

As a result of the completion of the acquisitions of the cable assets of the Cablecom Group (“Cablecom”) in March 2000 and the consumer cable telephone, Internet and television operations of Cable & Wireless Communications plc (“ConsumerCo”) in May 2000, the Company consolidated the results of operations of these businesses from the dates of acquisition. The results of operations of Cablecom from the date of acquisition to March 31, 2000 were not significant.

Consumer telecommunications and television revenues increased to $1,847.5 million from $1,238.8 million as a result of the Cablecom and ConsumerCo acquisitions, price increases, upselling new services to customers and from growth in the Company’s customer base. The 2001 and 2000 revenue includes $997.7 million and $489.2 million, respectively, from acquired companies. Upselling to existing customers, new digital and cable modem customers and the price increases implemented in the first and second quarters of 2001 resulted in ARPU increases that contributed to the revenue increase. Increase in ARPU in the future is also expected to be achieved by providing new services such as digital television, cable modem and mobile telephone services to consumer customers.

NTL (Delaware), Inc. and Subsidiaries

Business telecommunications revenues increased to $618.5 million from $511.9 million as a result of acquisitions, growth in the Company’s customer base and increases in carrier services revenues. The 2001 and 2000 revenue includes $74.5 million and $36.5 million, respectively, from ConsumerCo. The Company continues to focus specific sales and marketing effort on winning business customers in its franchise areas and increasing revenue from its existing customers. Carrier services revenues increased due to growth in services provided by the Company’s wholesale operation to other telephone companies, including wireless services operators. Revenue growth in carrier services is primarily dependent upon the Company’s ability to continue to attract new customers and expand services to existing customers.

Broadcast transmission and other revenues increased to $253.3 million from $237.2 million. The increase reflects increases in the number of broadcast television and FM radio customers and accounts, which exceeded price cap reductions in the Company’s regulated services, and increases in satellite and media services used by broadcast and media customers. The Company expects growth in broadcast services to be driven primarily by contracts related to the increased demand for tower infrastructure by wireless services operators expanding and upgrading their networks for wireless broadband, the privatization of national broadcast networks, the digitalization of analog television and radio signals and the further development of programming for the European markets requiring satellite and terrestrial distribution services.

Operating expenses (including network expenses) increased to $1,325.0 million from $967.8 million as a result of acquisitions and increases in interconnection and programming costs due to revenue growth. The 2001 and 2000 expense includes $495.7 million and $234.8 million, respectively, from Cablecom and ConsumerCo.

Selling, general and administrative expenses increased to $911.4 million from $769.3 million as a result of acquisitions. The 2001 and 2000 expense includes $316.4 million and $167.2 million, respectively, from Cablecom and ConsumerCo. Selling, general and administrative expenses as a percentage of revenues decreased to 33.5% in 2001 from 38.7% in 2000. The percentage decrease reflects cost savings efforts including the restructuring in November 2000.

Other charges increased to $56.5 million from $19.7 million. Other charges include costs incurred primarily to integrate the acquired companies, mostly related to information technology integration, as well as costs incurred for business rationalization consulting. The increase in other charges was the result of an acceleration of a number of these projects, and the associated fees to the consultants and advisors, in order to achieve the cost savings earlier than projected.

Corporate expenses decreased to $23.4 million from $25.7 million due to a reduction in various overhead costs, offset in part by an increase in payroll.

Depreciation and amortization expense increased to $2,321.2 million from $1,245.5 million due to an increase in amortization on acquisition related intangibles and an increase in depreciation of telecommunications and cable television equipment. The 2001 and 2000 expense includes $1,566.2 million and $513.5 million, respectively, from Cablecom and ConsumerCo, including amortization of acquisition related intangibles.

NTL (Delaware), Inc. and Subsidiaries

Interest income and other, net decreased to expense of $103.6 million from income of $39.5 million as a result of increases in the net losses of affiliates accounted for by the equity method. Interest income and other, net includes equity in net losses of affiliates of $133.7 million in 2001 and $20.1 million in 2000.

Interest expense increased to $1,039.8 million from $729.1 million due to the issuance of additional debt, and the increase in the accretion of original issue discount on the deferred coupon notes. The 2001 and 2000 expense includes $270.2 million and $134.2 million, respectively, in interest expense related to Cablecom and ConsumerCo. Interest of $826.9 million and $395.8 million was paid in cash in the nine months ended September 30, 2001 and 2000, respectively.

Foreign currency transaction losses were $10.6 million in 2001 and $90.9 million in 2000 primarily due to the effect of changes in exchange rates. The Company and certain of its subsidiaries have cash, cash equivalents and debt denominated in non-U.S. dollar currencies that are affected by changes in exchange rates. In addition, foreign subsidiaries of the Company whose functional currency is not the U.S. dollar hold cash, cash equivalents and debt denominated in U.S. dollars which are affected by changes in exchange rates.

Other Results of Operations Matters

The Company expects to record a restructuring charge in the fourth quarter of 2001 of approximately $30.0 million primarily for employee severance and related costs.

The Company recorded restructuring costs in November 2000 as a result of the completion of a consolidation review. This charge consisted of employee severance and related costs of $47.9 million for approximately 2,300 employees to be terminated and lease exit costs of $18.0 million. As of September 30, 2001, $42.1 million of the provision had been used, including $36.1 million for employee severance and related costs and $6.0 million for lease exit costs. As of September 30, 2001, approximately 1,600 employees had been terminated. The remaining restructuring reserve of $23.8 million includes $11.8 million for employee severance and related costs and $12.0 million for lease exit costs.

In July 2001, the Compensation and Option Committee of the Board of Directors (the “Compensation Committee”) approved modifications to certain stock options. The latest possible expiration date of options to purchase an aggregate of approximately 4.7 million shares of NTL Incorporated common stock with exercise prices from $.17 to $14.76 per share was extended from July 30, 2001 to October 2004, as applicable, to January 30, 2006. The Company recognized non-cash compensation expense of $30.6 million based on the difference between the quoted market price of the common stock on the date of the modification of $12.05 per share and the exercise price per share.

In September 2000, the Board of Directors approved modifications to certain stock options granted to employees in November 1999 through May 2000. Options to purchase an aggregate of approximately 16.5 million shares of NTL Incorporated common stock with a weighted average exercise price of $64.39 per share were modified such that the exercise price was reduced to $44.50 per share and the

NTL (Delaware), Inc. and Subsidiaries

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

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The amortization of goodwill included in our investments in equity investees will no longer be recorded upon adoption of the new rules. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. The Company is required to adopt SFAS No. 142 as of January 1, 2002. The Company has not yet completed an analysis of whether goodwill may be impaired under SFAS No. 142; this analysis will be completed during the first six months of 2002 in accordance with the transition provisions of SFAS No. 142. The Company expects to complete an analysis for the fourth quarter of 2001 to determine whether goodwill is impaired under SFAS No. 121. The magnitude of an impairment charge, if any, under either accounting standard cannot be determined at this time.

NTL (Delaware), Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES

The Company will continue to require significant amounts of capital to finance construction of its local and national networks, for connection of telephone, telecommunications, Internet and cable television customers to the networks, for other capital expenditures and for debt service. The Company estimates that these requirements, net of cash from operations, will aggregate up to approximately £879.0 million ($1,291.3 million) from October 1, 2001 to September 30, 2002. The Company’s commitments at September 30, 2001 for equipment and services are included in the anticipated requirements. The Company had approximately $310.0 million in cash on hand at September 30, 2001. The Company expects to utilize the proceeds from the additional financing in October 2001 and a portion of its bank facilities to fund the balance of these requirements.

In October 2001, the Company completed £169.6 million ($249.2 million) of vendor financing plus £200.0 million ($293.8 million) of GE Capital senior secured financing. The vendor financing was an addition to NTLCL’s £2,500.0 million credit agreement with the same terms and conditions. The Company borrowed £84.8 million ($124.6 million) of the vendor financing in October 2001. The remaining £84.8 million is committed to the Company by the vendors, who will increase their commitment to the bank facility at the Company's request, provided that certain purchase commitments are met. Interest on the GE Capital senior secured financing is payable at least every six months at LIBOR plus a margin rate of 3.5% per annum. The senior secured financing is repayable in eight quarterly installments beginning on June 30, 2006.

On March 30, 2001, NTL Australia, a wholly-owned subsidiary of the Company, entered into a A$350.0 million ($173.1 million) credit agreement with a group of banks. As of September 30, 2001, NTL Australia had borrowed A$200.0 million ($98.9 million) under the credit agreement with an effective interest rate of 6.69%. NTL Australia may use the proceeds under this credit agreement to repay the Company for part of its original investment in NTL Australia as well as funding general capital expenditures, working capital and corporate purposes. As of September 30, 2001, NTL Australia repaid A$200.0 million ($98.9 million) to the Company. Interest is payable at least every six months at the A$ Bank Bill Bid Rate plus a margin of 1.85% per annum, which is subject to adjustment based on the ratio of senior debt to EBITDA of NTL Australia. The unused portion of the commitment is subject to a commitment fee of 0.6%, which is subject to adjustment based on the ratio of senior debt to EBITDA of NTL Australia. Principal is due in four semiannual installments beginning on June 30, 2004 of a maximum of A$7.5 million, A$7.5 million, A$12.5 million and A$12.5 million. The balance is due in full on March 30, 2006. The credit agreement contains various financial and other covenants with respect to NTL Australia and restrictions on dividends and distributions by NTL Australia.

In June 2001, NTL Incorporated issued $100.0 million aggregate principal amount of 5-3/4% Convertible Subordinated Notes due June 22, 2011 to GE Capital. The Company is a co-issuer of the notes.

NTLCL entered into a £1,300.0 million ($1,909.8 million) credit agreement with a group of banks dated May 30, 2000. Pursuant to the credit agreement, in connection with the issuance of new debt beginning in October 2000, the commitment has been reduced by £882.5 million ($1,296.5 million). As of September 30, 2001, £100.0 million ($146.9 million) was outstanding under this agreement with an effective interest rate of 10.01%. NTLCL and other members of the U.K. Group may utilize the proceeds under this credit agreement to finance the working capital requirements of the U.K. Group, provided that in no event shall the proceeds be used for a purpose other than to finance the construction, capital expenditure and working capital needs of a cable television or telephone or telecommunications

NTL (Delaware), Inc. and Subsidiaries

business, or a related business, in the United Kingdom or Ireland. For purposes of this credit agreement, Diamond Cable Communications Limited and subsidiaries, NTL (Triangle) LLC and subsidiaries and certain other entities are excluded from the U.K. Group. Interest is payable at least every six months at LIBOR plus a margin rate of 4.5% per annum. The margin rate shall increase by 0.5% on the three month anniversary of the initial advance and by an additional 0.5% on each subsequent three month anniversary, up to a maximum total interest rate of 16% per annum. The unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly. Principal is due in full on March 31, 2006.

Cablecom has the option to draw on a revolving loan facility of up to CHF 1,400.0 million ($864.8 million). The revolving facility is intended to finance operating expenses, working capital and other capital expenditures of Cablecom and subsidiaries and for their general corporate financing requirements. As of September 30, 2001, Cablecom had borrowed CHF 775.0 million ($478.7 million) under the revolving loan facility with an effective interest rate of 5.65%. The revolving facility is available until May 2003. The interest rate, interest payment requirements and principal payments for the revolving facility are the same as for the term loan facility (see below). The revolving facility includes a commitment fee of 0.75% payable quarterly on the unused portion of the revolving facility commitment, which is reduced to 0.50% when over 50% of the commitment is utilized.

Regarding the Company’s estimated cash requirements described above, there can be no assurance that: (a) actual construction costs will not exceed the amounts estimated or that additional funding substantially in excess of the amounts estimated will not be required, (b) conditions precedent to advances under credit facilities will be satisfied when funds are required, (c) the Company and its subsidiaries will be able to generate sufficient cash from operations to meet capital requirements, debt service and other obligations when required, (d) the Company will be able to access such cash flow or (e) the Company will not incur losses from its exposure to exchange rate fluctuations or be adversely affected by interest rate fluctuations.

A wholly-owned subsidiary of the Company, Premium TV Limited, has entered into media partnerships with U.K. football clubs whereby Premium TV Limited will receive certain marketing and sponsorship rights. Premium TV Limited will provide loan facilities to the clubs, repayable through the issue of shares in the football clubs, as well as provide funding to joint ventures with the clubs. At September 30, 2001, the aggregate commitment was £14.3 million ($21.0 million). In addition, Premium TV Limited expects to pay fees of up to £40.0 million ($58.8 million) over five years for the right to enter into a joint venture with the Football League to set-up an Internet portal for all 72 Football League clubs who wish to participate. In June 2001, Premium TV Limited entered into an agreement for rights to broadcast the Premiere Football League on a pay-per-view basis. Premium TV Limited expects to pay fees of approximately £11.2 million ($16.5 million) per year over the next three years in accordance with this agreement.

The accreted value at September 30, 2001 of the Company’s consolidated long-term indebtedness is $17,240.4 million, representing approximately 69.8% of total capitalization. The following summarizes the terms of the significant notes and credit facilities issued by the Company and its subsidiaries as of September 30, 2001.

NTL (Delaware), Inc. and Subsidiaries

NTL Delaware:

(1)	5-3/4% Convertible Subordinated Notes due December 15, 2009, principal amount at maturity of $1,200.0 million, interest payable semiannually from June 15, 2000, redeemable at the Company’s option on or after December 18, 2002, convertible into shares of NTL Incorporated common stock at a conversion price of $108.18 per share;

NTLCL:

(2)	Credit Agreement of £1,300.0 million ($1,909.8 million), of which £100.0 million ($146.9 million) was outstanding as of September 30, 2001, interest payable at least every six months at LIBOR plus a margin rate of 5.0% per annum, which is subject to adjustment, effective interest rate of 10.01% at September 30, 2001, the unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, principal is due in full on March 31, 2006, pursuant to the credit agreement, following the issuance of new debt beginning in October 2000, the commitment has been reduced by £882.5 million ($1,296.5 million);

(3)	Credit Agreement of £2,500.0 million ($3,672.8 million), of which £2,500.0 million ($3,672.8 million) was outstanding as of September 30, 2001, interest payable at least every six months at LIBOR plus a margin rate of 2.00% per annum, which is subject to adjustment, effective interest rate of 6.79% at September 30, 2001, the unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized, principal is due in six quarterly installments beginning on June 30, 2004;

Cablecom:

(4)	Term Loan Facility of CHF 2,700.0 million ($1,667.8 million), interest payable at least every six months at Swiss LIBOR plus a margin rate of 2.5% per annum, which is subject to adjustment after March 2001, effective interest rate of 5.27% at September 30, 2001, principal is due over six years in quarterly installments beginning on March 31, 2004;

(5)	Revolving Facility of CHF 1,400.0 million ($864.8 million), of which CHF 775.0 million ($478.7 million) was outstanding as of September 30, 2001, interest payable at least every six months at Swiss LIBOR plus a margin rate of 2.5% per annum, which is subject to adjustment, effective interest rate of 5.65% at September 30, 2001, the unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized, principal is due over six years in quarterly installments beginning on March 31, 2004;

NTL Australia:

(6)	Credit Agreement of A$350.0 million ($173.1 million), of which A$200.0 million ($98.9 million) was outstanding as of September 30, 2001, interest is payable at least every six months at the A$ Bank Bill Bid Rate plus a margin of 1.85% per annum, which is subject to adjustment, effective interest rate of 6.69% at September 30, 2001, the unused portion of the commitment is subject to a commitment fee of 0.6%, which is subject to adjustment, principal is due in four semiannual installments beginning on June 30, 2004, the balance is due in full on March 30, 2006;

NTL (Delaware), Inc. and Subsidiaries

NTL Communications:

(7)	12-3/4% Senior Deferred Coupon Notes due April 15, 2005, principal amount at maturity of $277.8 million, interest payable semiannually from October 15, 2000, redeemable at the Company’s option on or after April 15, 2000;

(8)	11-1/2% Senior Deferred Coupon Notes due February 1, 2006, principal amount at maturity of $1,050.0 million, interest payable semiannually from August 1, 2001, redeemable at the Company’s option on or after February 1, 2001;

(9)	10% Senior Notes due February 15, 2007, principal amount at maturity of $400.0 million, interest payable semiannually from August 15, 1997, redeemable at the Company’s option on or after February 15, 2002;

(10)	9-1/2% Senior Sterling Notes due April 1, 2008, principal amount at maturity of £125.0 million ($183.6 million), interest payable semiannually from October 1, 1998, redeemable at the Company’s option on or after April 1, 2003;

(11)	10-3/4% Senior Deferred Coupon Sterling Notes due April 1, 2008, principal amount at maturity of £300.0 million ($440.7 million), interest payable semiannually beginning on October 1, 2003, redeemable at the Company’s option on or after April 1, 2003;

(12)	9-3/4% Senior Deferred Coupon Notes due April 1, 2008, principal amount at maturity of $1,300.0 million, interest payable semiannually beginning on October 1, 2003, redeemable at the Company’s option on or after April 1, 2003;

(13)	9-3/4% Senior Deferred Coupon Sterling Notes due April 15, 2009, principal amount at maturity of £330.0 million ($484.8 million), interest payable semiannually beginning on October 15, 2004, redeemable at the Company’s option on or after April 15, 2004;

(14)	11-1/2% Senior Notes due October 1, 2008, principal amount at maturity of $625.0 million, interest payable semiannually from April 1, 1999, redeemable at the Company’s option on or after October 1, 2003;

(15)	12-3/8% Senior Deferred Coupon Notes due October 1, 2008, principal amount at maturity of $450.0 million, interest payable semiannually beginning on April 1, 2004, redeemable at the Company’s option on or after October 1, 2003;

(16)	7% Convertible Subordinated Notes due December 15, 2008, principal amount at maturity of $489.8 million, interest payable semiannually from June 15, 1999, convertible into shares of NTL Incorporated common stock at a conversion price of $39.20 per share, redeemable at the Company’s option on or after December 15, 2001;

(17)	9-1/4% Senior Euro Notes due November 15, 2006, principal amount at maturity of €250.0 million ($227.5 million), interest payable semiannually from May 15, 2000;

NTL (Delaware), Inc. and Subsidiaries

(18)	9-7/8% Senior Euro Notes due November 15, 2009, principal amount at maturity of €350.0 million ($318.5 million), interest payable semiannually from May 15, 2000, redeemable at the Company’s option on or after November 15, 2004;

(19)	11-1/2% Senior Deferred Coupon Euro Notes due November 15, 2009, principal amount at maturity of €210.0 million ($191.1 million), interest payable semiannually beginning on May 15, 2005, redeemable at the Company’s option on or after November 15, 2004;

(20)	11-7/8% Senior Notes due October 1, 2010, principal amount at maturity of $500.0 million, interest payable semiannually from April 1, 2001, redeemable at the Company’s option on or after October 1, 2005;

(21)	12-3/8% Senior Euro Notes due February 1, 2008; principal amount at maturity of €300.0 million ($273.0 million), interest payable semiannually from August 1, 2001;

(22)	6-3/4% Convertible Senior Notes due May 15, 2008, principal amount at maturity of $1,150.0 million, interest payable semiannually beginning on November 15, 2001, convertible into shares of NTL Incorporated common stock at a conversion price of $32.728 per share, redeemable at the Company’s option on or after May 21, 2004;

NTL Triangle:

(23)	11.2% Senior Discount Debentures due November 15, 2007, principal amount at maturity of $517.3 million, interest payable semiannually from May 15, 2001, redeemable at NTL Triangle’s option after November 15, 2000;

Diamond:

(24)	13-1/4% Senior Discount Notes due September 30, 2004, principal amount at maturity of $285.1 million, interest payable semiannually from March 31, 2000, redeemable at Diamond’s option after September 30, 1999;

(25)	11-3/4% Senior Discount Notes due December 15, 2005, principal amount at maturity of $531.0 million, interest payable semiannually from June 15, 2001, redeemable at Diamond’s option on or after December 15, 2000;

(26)	10-3/4% Senior Discount Notes due February 15, 2007, principal amount at maturity of $420.5 million, interest payable semiannually beginning on August 15, 2002, redeemable at Diamond’s option on or after December 15, 2002;

(27)	10% Senior Sterling Notes due February 1, 2008, issued by Diamond Holdings plc, a wholly- owned subsidiary of Diamond, principal amount at maturity of £135.0 million ($198.3 million), interest payable semiannually from August 1, 1998, redeemable at Diamond’s option on or after February 1, 2003; and

NTL (Delaware), Inc. and Subsidiaries

(28)	9-1/8% Senior Notes due February 1, 2008, issued by Diamond Holdings plc, principal amount at maturity of $110.0 million, interest payable semiannually from August 1, 1998, redeemable at Diamond’s option on or after February 1, 2003.

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

The Company’s operations are conducted through its direct and indirect wholly-owned subsidiaries. As a holding company, the Company holds no significant assets other than cash, securities and its investments in and advances to its subsidiaries. The Company’s ability to make scheduled interest and principal payments when due to holders of its indebtedness may be dependent upon the receipt of sufficient funds from its subsidiaries. In addition, NTL Communications is a holding company that conducts its operations through its subsidiaries. Accordingly, the ability of NTL Communications to make scheduled interest and principal payments when due to holders of its indebtedness may be dependent upon the receipt of sufficient funds from its subsidiaries. Such subsidiaries are subject to restrictions under agreements governing their indebtedness that may prohibit them from providing such funds.

Condensed Consolidated Statements of Cash Flows

Cash used in operating activities was $529.5 million and $335.1 million in the nine months ended September 30, 2001 and 2000, respectively. Cash paid for interest exclusive of amounts capitalized in the nine months ended September 30, 2001 and 2000 was $771.5 million and $330.4 million, respectively. The remainder of this change is primarily due to the increase in the net loss and changes in working capital as a result of the timing of receipts and disbursements. A significant component of the working capital change in the nine months ended September 30, 2001 was the collection of annual amounts billed by Cablecom in December 2000. The $143.6 million reduction in Cablecom’s accounts receivable since December 31, 2000 was principally due to these collections.

Purchases of fixed assets were $1,568.4 million in 2001 and $1,541.9 million in 2000 as a result of the continuing fixed asset purchases and construction, including purchases and construction by acquired companies.

The cash used for other assets of $141.1 million in 2001 and $508.2 million in 2000 was primarily for investments in and loans to unconsolidated entities.

Proceeds from borrowings, net of financing costs of $2,556.3 million in 2001 include $428.3 million borrowed under the £2,500.0 million NTLCL credit agreement, $431.5 million borrowed under the £1,300.0 million NTLCL credit agreement, $1,150.0 million from the issuance of NTL Communications 6-3/4% Convertible Senior Notes, $277.9 million from the issuance of NTL Communications 12-3/8% Senior Euro Notes, $208.7 million borrowed under the Cablecom revolving facility and $103.8 million borrowed under the NTL Australia credit agreement, net of aggregate financing costs of $43.9 million.

NTL (Delaware), Inc. and Subsidiaries

Principal payments of $485.8 million in 2001 include optional repayments of $454.3 million under the NTLCL credit agreements and Cablecom revolving facility and repayments of an aggregate of $31.5 million of other debt.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements contained herein constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include the following: general economic and business conditions, technological developments, the Company’s ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of restructuring and integration actions, the impact of new business opportunities requiring significant up-front investment, interest rate and currency exchange rate fluctuations and availability, terms and deployment of capital. We assume no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting such statements.

NTL (Delaware), Inc. and Subsidiaries

PART II	OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

None.

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001.

NTL (Delaware), Inc. and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTL (DELAWARE), INC.

Date: November 12, 2001	By:	/s/ Barclay Knapp Barclay Knapp President and Chief Executive Officer

Date: November 12, 2001	By:	/s/ Gregg N. Gorelick Gregg N. Gorelick Vice President-Controller (Principal Accounting Officer)