Form 10-Q
period 2002-06-30
NTL DELAWARE INC
filed 2002-08-19
CIK 1083198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002

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

Yes              No

The number of shares outstanding of the issuer’s common stock as of June 30, 2002 was 11. The Registrant is a wholly-owned subsidiary of NTL Incorporated and there is no market for the Registrant’s common stock.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in millions)

	June 30,	December 31,
	2002	2001

	(unaudited)	(see note)
Assets

Current assets:

Cash and cash equivalents	$849.9	$344.5

Marketable securities	23.0	–

Accounts receivable — trade, less allowance for doubtful accounts of $109.9 (2002) and $133.8 (2001)	550.5	711.5

Due from affiliates	153.7	13.8

Other	407.9	331.9

NTL Australia assets	–	405.0

Total current assets	1,985.0	1,806.7

Fixed assets, net	12,633.0	12,337.9

Intangible assets, net	1,954.8	1,849.6

Investments in and loans to affiliates, net	184.5	220.7

Other assets, net of accumulated amortization of $181.2 (2002) and $149.7 (2001)	383.3	433.4

Loan to NTL Incorporated	150.0	150.0

Total assets	$17,290.6	$16,798.3

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Condensed Consolidated Balance Sheets-continued
(dollars in millions)

	June 30,	December 31,
	2002	2001

	(unaudited)	(see note)
Liabilities and shareholder’s (deficiency)

Liabilities not subject to compromise

Current liabilities:

Accounts payable	$356.1	$429.6

Accrued expenses and other	944.8	960.0

Accrued construction costs	50.5	107.8

Interest payable	227.4	300.4

Deferred revenue	478.5	481.5

Due to affiliates	10.4	40.0

Current portion of long-term debt	7,974.0	17,566.1

NTL Australia liabilities	–	182.9

Total current liabilities	10,041.7	20,068.3

Long-term debt	–	–

Other	162.0	134.6

Commitments and contingent liabilities	230.2

Deferred income taxes		259.2

Liabilities subject to compromise	11,198.7	–

Shareholder’s (deficiency):

Common stock-$.01 par value; authorized 100 shares; issued and outstanding 11 shares	–	–

Additional paid-in capital	16,195.7	16,070.1

Accumulated other comprehensive (loss)	(788.3)	(1,072.7)

(Deficit)	(19,749.4)	(18,661.2)

	(4,342.0)	(3,663.8)

Total liabilities and shareholder’s (deficiency)	$17,290.6	$16,798.3

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

See accompanying notes.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues

Consumer telecommunications and television	$624.3	$618.4	$1,232.7	$1,229.3

Business telecommunications	214.6	196.6	429.3	396.8

Broadcast transmission and other	76.5	68.4	146.5	136.5

	915.4	883.4	1,808.5	1,762.6

Costs and expenses

Operating expenses (exclusive of depreciation shown separately below)	410.5	432.7	843.4	870.7

Selling, general and administrative expenses	250.6	291.0	465.5	612.2

Other charges	16.7	17.9	19.3	25.3

Corporate expenses	6.1	10.1	15.6	17.1

Depreciation	385.4	359.2	748.3	690.5

Amortization	34.4	442.0	66.9	865.9

	1,103.7	1,552.9	2,159.0	3,081.7

Operating (loss)	(188.3)	(669.5)	(350.5)	(1,319.1)

Other income (expense)

Interest income and other, net	12.5	3.9	32.2	12.9

Interest expense (contractual interest of $769.2 (2002))	(268.3)	(329.5)	(637.7)	(684.6)

Share of (losses) from equity investments	(21.7)	(52.0)	(55.0)	(94.9)

Foreign currency transaction (losses) gains	(59.7)	22.6	(64.6)	9.4

(Loss) before recapitalization items, income taxes and discontinued operations	(525.5)	(1,024.5)	(1,075.6)	(2,076.3)

Recapitalization items, net	(32.9)	–	(68.7)	–

(Loss) before income taxes and discontinued operations	(558.4)	(1,024.5)	(1,144.3)	(2,076.3)

Income tax benefit	26.0	12.3	48.0	28.4

(Loss) from continuing operations	(532.4)	(1,012.2)	(1,096.3)	(2,047.9)

Discontinued operations:

Loss from operations of NTL Australia, net of income tax benefit of $0.7 (2002) and $3.3 (2001)	(0.5)	(1.8)	(0.3)	(2.3)

Gain on sale of NTL Australia, net of income tax expense of $4.5	8.4	–	8.4	–

Income (loss) from discontinued operations	7.9	(1.8)	8.1	(2.3)

Net (loss)	$(524.5)	$(1,014.0)	$(1,088.2)	$(2,050.2)

See accompanying notes.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Condensed Consolidated Statement of Shareholder’s (Deficiency)
(unaudited)
(dollars in millions)

	Common Stock
	$.01 Par Value
	Shares	Par

Balance, December 31, 2001	11	$—

Comprehensive loss:

Net loss for the six months ended June 30, 2002

Currency translation adjustment

Unrealized net gains on investments

Unrealized net losses on derivatives

Total

Balance, June 30, 2002	11	$—

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Condensed Consolidated Statement of Shareholder’s (Deficiency)
(unaudited)-continued
(dollars in millions)

			Accumulated Other Comprehensive Loss

				Unrealized	Unrealized
	Additional		Foreign	Net Losses	Net
	Paid-In	Comprehensive	Currency	on	Losses on
	Capital	Loss	Translation	Investments	Derivatives	(Deficit)

Balance, December 31, 2001	$16,070.1		$(1,042.4)	$(15.3)	$(15.0)	$(18,661.2)

Contribution from NTL Incorporated	125.6

Comprehensive loss:

Net loss for the six months ended June 30, 2002		$(1,088.2)				$(1,088.2)

Currency translation adjustment		294.6	294.6

Unrealized net gains on investments		(1.8)		(1.8)

Unrealized net losses on derivatives		(8.4)			(8.4)

Total		$(803.8)

Balance, June 30, 2002	$16,195.7		$(747.8)	$(17.1)	$(23.4)	$(19,749.4)

See accompanying notes.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Six Months Ended
	June 30,

	2002	2001

Net cash provided by (used in) operating activities	$125.2	$(184.9)

Investing activities

Purchase of fixed assets	(465.5)	(1,056.4)

Proceeds from sale of Australia	428.8	–

Investments in and loans to affiliates	(15.9)	(86.7)

Increase in other assets	(3.9)	(36.3)

Proceeds from sales of assets	8.9	–

Purchase of marketable securities	(28.6)	(9.9)

Proceeds from sales of marketable securities	5.6	–

Net cash (used in) investing activities	(70.6)	(1,189.3)

Financing activities

Proceeds from borrowings, net of financing costs	536.1	2,077.2

Principal payments	(4.9)	(484.4)

Repayment of the NTL Australia bank loan	(121.7)	–

Contribution from NTL Incorporated	–	163.0

Distribution to NTL Incorporated	–	(72.7)

Net cash provided by financing activities	409.5	1,683.1

Effect of exchange rate changes on cash	41.3	(16.2)

Increase in cash and cash equivalents	505.4	292.7

Cash and cash equivalents at beginning of period	344.5	481.8

Cash and cash equivalents at end of period	$849.9	$774.5

Supplemental disclosure of cash flow information

Cash paid during the period for interest exclusive of amounts capitalized	$275.1	$428.3

Income taxes paid	1.3	3.7

Supplemental schedule of non-cash financing activities

Contribution from NTL Incorporated	$125.6	$131.2

See accompanying notes.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note A – Petition for Relief under Chapter 11

On May 8, 2002, NTL Incorporated (“NTL Incorporated”) filed a petition for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York. NTL Incorporated filed jointly with its subsidiaries NTL (Delaware), Inc., (the “Company”) NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp. NTL Incorporated and these subsidiaries are referred to as Debtors. Under Chapter 11, certain claims in existence prior to the filing of the petitions for relief against the Debtors are stayed while the Debtors continue business operations as debtor-in-possession. These claims are reflected in the balance sheet as “liabilities subject to compromise.” Additional claims (liabilities subject to compromise) may arise subsequent to the filing date. Claims secured against the Debtors’ assets (“secured claims”) also are stayed, although the holders of such claims have the right to seek relief from the stay in the Court.

The Debtors received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations.

The Debtors have determined that there is insufficient collateral to cover the interest portion of scheduled payments on certain of its prepetition debt obligations. Contractual interest on those obligations amounts to $524.4 million, which is $131.5 million in excess of reported interest expense; therefore the Debtor has discontinued accruing interest on these obligations.

Note B – Basis of Presentation

Throughout this report, NTL Incorporated together with its consolidated subsidiaries are referred to as “NTL”. NTL (Delaware), Inc. is a wholly-owned subsidiary of NTL Incorporated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, including AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

As indicated below, substantial doubt exists about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Certain prior period amounts have been reclassified to conform to the current presentation.

Note C – Recapitalization Process and Ability to Continue Operations

On May 8, 2002, NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp. filed a pre-arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code (referred to as the proposed recapitalization plan). NTL’s operating subsidiaries were not included in the Chapter 11 filing. Toward the end of 2001, while NTL continued to have sufficient liquidity to meet its near term obligations, it recognized the negative impact of the collapsing European and U.S. telecommunications markets on its ability to service its debt. Accordingly, NTL began to implement a strategy to preserve and maximize its enterprise value. This strategy included the implementation of cost-cutting measures and the commencement of discussions with certain third parties regarding strategic alternatives for NTL’s business.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

The Company historically incurred operating losses and negative operating cash flow. In addition, the Company has required significant amounts of capital to finance construction of its networks, connection of customers to the networks, other capital expenditures and for working capital needs including debt service requirements. The Company historically met these liquidity requirements through amounts available under its credit facilities, issuances of high-yield debt securities in the capital markets and equity contributions from NTL Incorporated. Both the equity and debt capital markets have experienced periods of significant volatility, particularly for securities issued by telecommunications and technology companies. The ability of telecommunications companies to access those markets as well as their ability to obtain financing provided by bank lenders and equipment suppliers has become more restricted and financing costs have increased. During some recent periods, the capital markets have been largely unavailable to new issues of securities by telecommunications companies. NTL Incorporated’s public equity is no longer trading on the New York Stock Exchange, and its debt securities are trading at or near all time lows. These factors, together with NTL’s substantial leverage, means the Company does not currently have access to its historic sources of capital.

In addition, NTL’s UK credit facilities are fully drawn. The revolving tranche of the Cablecom credit facility has been capped at its utilized amount of CHF 1,055.0 million although the availability may be increased with the consent of the requisite majority of the lenders under that facility. The term tranche of the Cablecom credit facility is fully drawn. NTL has missed interest payments totaling $381.5 million beginning on April 1, 2002, all of which relates to notes issued by the Company and its subsidiaries. Upon emerging from Chapter 11 proceedings, NTL intends to make any required interest payments on the notes of Diamond Holdings. In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its currently outstanding publicly traded notes except notes issued by NTL Triangle and, upon emergence from Chapter 11 proceedings, Diamond Holdings Limited.

As of June 30, 2002, the Company had approximately $872.9 million in cash, cash equivalents and marketable securities on hand. The Company may require additional cash in the twelve months from July 1, 2002 to June 30, 2003. NTL Incorporated obtained a Court approved $630 million DIP facility (described below) on July 15, 2002 to meet the potential cash requirements of its and its subsidiaries, excluding Cablecom. NTL Incorporated expects that the DIP facility will be replaced with an exit facility for NTL Communications Corp. and its subsidiaries upon the completion of the recapitalization process, in part because the DIP facility will mature concurrently with the Debtors’ emergence from Chapter 11. The Company estimates that its capital expenditures and debt service requirements, net of cash from operations, will aggregate up to approximately $250.0 million from July 1, 2002 to June 30, 2003. Management of the Company believes that cash, cash equivalents and marketable securities on hand at June 30, 2002, and the cash available from the DIP facility and subsequently the planned exit facility will be sufficient for its and its subsidiaries cash requirements during the twelve months from July 1, 2002 to June 30, 2003.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Events Leading to the Proposed Recapitalization and Chapter 11 Filings

Beginning in January 2002, NTL was contacted by an unofficial committee of bondholders regarding the commencement of a comprehensive and consensual restructuring process. NTL was informed at that time that the members of the unofficial steering committee of bondholders owned, in the aggregate, more than 50% of the outstanding principal amount of NTL’s notes. In connection with the restructuring process, the steering committee of the unofficial committee of bondholders retained advisors to facilitate the negotiations.

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

On April 17, 2002, Liberty sent a proposal to NTL’s board of directors, which proposed a cash tender offer for 30% of the outstanding bonds of NTL Communications Corp. at a “small premium” to the prevailing market price and an agreement to vote such acquired bonds in favor of the proposed plan of reorganization, as well as a “participation” with NTL in a cash infusion of up to $500 million into Cablecom. After consultation with NTL’s board of directors and the steering committee of bondholders on April 18, 2002, NTL indicated to Liberty that it did not consider the Liberty proposal to be in the best interests of NTL and that the best course of action for NTL to maximize its enterprise value was to promptly consummate the proposed plan of reorganization. By letter dated June 28, 2002, NTL received notice that Liberty was ceasing all discussions with NTL concerning its proposals.

Promptly upon obtaining the requisite waivers from the lenders under its credit facilities, in March 2002, NTL commenced negotiations with the steering committee of the unofficial committee of bondholders and its legal and financial advisors. The negotiations continued during the latter part of March and throughout April 2002, and also included France Telecom. On April 16, 2002, NTL announced that it had reached a comprehensive agreement in principle with the unofficial committee and France Telecom, a significant holder of NTL Incorporated’s preferred stock, on implementing a recapitalization plan. On May 2, 2002, a steering committee of the lending banks under NTL’s credit facilities gave their approval in principle (on a non-legally binding basis) to NTL’s proposed plan of reorganization.

The reorganization plan, if implemented, will result in the cancellation of all of NTL Incorporated’s outstanding shares of common stock, preferred stock and redeemable preferred stock, and the cancellation of all of the publicly held notes of NTL Incorporated, NTL (Delaware), Inc. and NTL Communications Corp. and the transfer of the publicly held notes of Diamond Cable Communications Limited to NTL UK and Ireland (one of two new entities to be created under the plan). In addition, if the plan is implemented, NTL will be discharged from its obligation to pay dividends accruing on the canceled preferred stock and interest accruing on the canceled notes. The reorganization plan contemplates that the UK bank debt will remain in place as part of the recapitalization. NTL would be split into two companies, one tentatively called NTL UK and Ireland, holding its main UK and Ireland assets, and one tentatively called NTL Euroco, holding certain of its continental European and other assets.

To implement the proposed recapitalization, on May 8, 2002, NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp., which we refer to as the Debtors, filed cases and a pre-arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code. NTL’s operating subsidiaries were not included in the Chapter 11 filings.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

On June 21, 2002, the United States Trustee appointed an official unsecured creditors’ committee. The creditors’ committee is comprised of the three indenture trustees for the debt securities of NTL and the ten members of the steering committee of NTL’s bondholders. The members of the creditors’ committee are: The Bank of New York; Wilmington Trust Company; Wells Fargo Bank Minnesota, National Association; Angelo Gordon & Co. LP; Capital Research & Management Company; Franklin Mutual Advisers, LLC; Oaktree Capital Management LLC; Salomon Brothers Asset Management; Appaloosa Management, LP; Fidelity Management & Research Co.; MacKay Shields LLC; SAB Capital Management, L.P.; and W.R. Huff Asset Management Co., LLC.

On May 24, 2002, the Debtors filed an amended joint reorganization plan and disclosure statement. The Bankruptcy Court approved the disclosure statement on July 12, 2002 as containing information of a kind and in sufficient detail to enable the holders of claims against or interests in the debtors to make an informed judgment with respect to the reorganization plan prior to exercising their right to vote to accept or reject the reorganization plan. At that time the Court set September 5, 2002 as the date for the hearing to consider confirmation of the amended joint reorganization plan as subsequently amended. On July 15, 2002, NTL Incorporated and its debtor subsidiaries filed an amended disclosure statement and a second amended joint reorganization plan. A copy of the second amended joint reorganization plan and the related disclosure statement are included as exhibits to NTL Incorporated’s Current Report on Form 8-K filed on July 16, 2002.

The filing of the petitions seeking relief filed under Chapter 11 constituted an event of default under the indentures of each of the entities which filed Chapter 11 petitions and amounts outstanding under these indentures became immediately due and payable. No action has been taken to date in respect of those defaults and any such action likely would be barred by the automatic stay that exists by virtue of the Chapter 11 filings. The filing of the Debtors’ Chapter 11 petitions also constituted an event of default under NTL’s UK credit facilities and the Cablecom credit facility, allowing the lenders thereunder to declare amounts outstanding to be immediately payable. Those lenders have not taken any action to date in respect of those defaults, and a steering committee of those lenders has agreed in principle (in a non-legally binding manner) to the proposed recapitalization.

Recapitalization Expense

Recapitalization items, net of $68.7 million in the six months ended June 30, 2002 includes $18.8 million for employee retention related to substantially all of our UK employees and $51.0 million for financial advisor, legal, accounting and consulting costs. These costs are net of $1.1 million of interest earned on accumulated cash since the Chapter 11 filing on May 8, 2002. NTL expects to incur approximately $50.0 million in additional recapitalization costs until we complete the process. The proposed joint reorganization plan provides that recapitalization costs will be allocated between NTL UK and Ireland and NTL Euroco.

         Recapitalization items, net consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(in millions)
Payroll and related	$(10.0)	$—	$(18.8)	$—

Professional fees	(24.0)	—	(51.0)	—

Interest earned on accumulated cash from Chapter 11 proceeding	1.1	—	1.1	—

	$(32.9)	$—	$(68.7)	$—

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

         Details of operating cash receipts and payments resulting from the recapitalization are as follows:

For the period
May 8, 2002 –
June 30, 2002

(in millions)
Interest income	$0.6

Payroll and related costs paid	(0.3)

Professional fees	(1.9)

Net operating cash flows from recapitalization items	$(1.6)

DIP facility

In connection with the proposed joint reorganization plan, some members of the official unsecured creditors’ committee of bondholders committed to provide up to $500 million of new debt financing to NTL Incorporated and some of its subsidiaries, during the Chapter 11 process. The new financing ensures that NTL’s business operations have access to sufficient liquidity to continue ordinary operations. GE Capital, an affiliate of GE Capital Structured Finance Group Limited, one of the lenders under the Senior Credit Facility, and Wilmington Trust Company, the trustee under the Indentures governing certain of the NTL Incorporated subordinated notes, filed objections to the DIP facility. The Bankruptcy Court approved the DIP facility in the principal amount of $630 million (including a $130 million commitment from NTL (Delaware), Inc. and the $500 million from certain members of the creditors’ committee) over such objections in an order issued on July 3, 2002. On July 15, 2002, the various lenders under the DIP facility and NTL (Delaware), Inc., entered into the DIP facility agreement with Communications Cable Funding Corp., a wholly-owned subsidiary of NTL Communications Corp., to provide $630 million in financing to Communications Cable Funding Corp.

In connection with the commitment, NTL Incorporated and its debtor subsidiaries were to pay a commitment fee to the bondholder DIP lenders equal to 2% of the $500 million commitment (i.e., $10 million). Accordingly, on May 6, 2002, and May 7, 2002, NTL delivered to its bank written instructions to pay by wire transfer to each lender under the DIP facility such lender’s pro rata portion of the commitment fee. Due to administrative difficulties, however, some of the lenders under the DIP facility did not receive their pro rata portion of the commitment fee prior to the commencement of the Chapter 11 cases. In total, as of May 8, 2002, $428,000 of the $10 million commitment fee had not been paid to the applicable lenders under the DIP facility. Pursuant to an order of the court dated May 31, 2002, the remaining $428,000 of the commitment fee was paid to the applicable lenders under the DIP facility.

Each term loan under the DIP facility will bear interest on the unpaid principal amount for three months from July 15, 2002 at the rate of 11% per annum. With respect to each successive three month period following that date, the rate per annum will increase incrementally by 1% over the immediately preceding three month period but will not exceed 18% per annum for any three month period.

NTL (Delaware), Inc. is also a lender under the DIP facility and will lend up to $130 million. NTL (Delaware), Inc. has cash on hand and, because the Chapter 11 cases are not substantively consolidated, NTL Incorporated and its debtor subsidiaries and the steering committee of bondholders have concluded that the cash at NTL (Delaware), Inc. is to be used to partially fund the reorganization of all of the debtors. NTL (Delaware), Inc. will receive interest and is entitled to the same protections as the other bondholder DIP lenders.

Under the DIP facility agreement, Communications Cable Funding is the borrower, and the other debtors (other than Diamond Cable and Diamond Holdings) are guarantors, except that NTL Communications Corp. is also a co-obligor of the loans from NTL (Delaware), Inc. Under the DIP facility agreement, the cash (except for the DIP facility proceeds) of the borrower and the guarantors will be cash collateral for the DIP facility and will not be used or transferred for any purpose whatsoever without the consent of the bondholder DIP lenders. All funding needs of the Debtors will be funded through the proceeds of the DIP facility, in accordance with a budget and the terms of the DIP facility agreement.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Under the DIP facility agreement, the loan structure contains three tranches that rank equally with each other. All amounts owed under the DIP facility agreement are required to be paid in full no later than the earlier of (i) the consummation of the reorganization plan, (ii) December 1, 2002, and (iii) the date on which all of the term loans become due and payable in full under the DIP facility agreement, whether by acceleration or otherwise.

On July 17, 2002, NTL drew the first tranche available under the facility in the amount of $229.0 million.

A copy of the DIP facility agreement was attached as an exhibit to Form 8-K filed by NTL Incorporated with the Commission on July 19, 2002.

Exit Facility

Because of the short maturity of the DIP facility and the longer term liquidity needs of NTL, as well as the requirements under the Bankruptcy Code for confirmation of and the conditions to consummation of NTL’s proposed plan, NTL will require the reorganized NTL to enter into an exit financing facility. The exit financing or any alternative financing would refinance (at least in part) the DIP facility and may be used as consideration for the refinancing of a £90 million note payable to NTL (Delaware), Inc. from NTL (UK) Group Inc. Because of the present market conditions which are unfavorable to telecommunications companies generally, there can be no assurance that NTL will successfully obtain an acceptable exit facility, although NTL is presently in discussions with various parties about alternatives.

NTL expects that the exit facility may be secured by various assets of the reorganized NTL, including those which secure the DIP facility, would rank senior to all current and future subordinated debt of the reorganized NTL.

NTL also expects that the exit facility would impose operating and financial restrictions on the reorganized NTL and its subsidiaries. These restrictions would significantly limit or prohibit, among other things, the reorganized NTL’s ability to incur additional indebtedness, pay dividends, or make distributions in respect of capital stock, make other restricted payments, enter into sale and leaseback transactions, create liens upon assets, enter into transactions with affiliates or related persons, sell assets, or consolidate, merge, or sell all or substantially all of their assets. The exit facility also likely would require the reorganized NTL to satisfy financial covenants on an ongoing basis. NTL cannot determine at this time whether these financial covenants would have a material impact on the reorganized NTL’s ability to finance future operations or capital needs or to engage in other business activities.

The terms, covenants, and conditions of an exit facility have not been finalized and remain subject to negotiation and final documentation.

Proposed Recapitalization Plan

Under the proposed recapitalization plan, NTL would be split into two companies, one tentatively called NTL UK and Ireland and holding substantially all of NTL’s UK and Ireland assets, and one tentatively called NTL Euroco and holding substantially all of NTL’s continental European and other assets.

Holders of notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom), NTL Communications Corp. and Diamond Cable Communications Limited would in the aggregate receive 100% of the initial common stock of NTL UK and Ireland (excluding shares issuable in the rights offerings and upon the exercise of warrants (discussed below) and upon the exercise of options which will be granted to certain employees of NTL UK and Ireland). Holders of notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom) and NTL Communications Corp. would in the aggregate receive (i) 100% of the preferred stock of NTL Euroco and (ii) a certain amount of cash as specified in the amended joint reorganization plan. Holders of the subordinated notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom) and NTL Communications Corp. would in the aggregate receive 86.5% of the initial common stock of NTL Euroco (excluding shares issuable upon the exercise of options which will be granted to certain employees of NTL Euroco). Holders of senior notes of NTL Communications Corp. would receive the value of a specified number of shares of common stock of NTL Euroco pursuant to the amended joint reorganization plan. Notes of the Company’s subsidiaries Diamond Holdings Limited and NTL (Triangle) LLC would remain outstanding and interest payments will be made.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Current preferred and common stockholders of NTL Incorporated, including France Telecom, would receive warrants to purchase common stock of NTL UK and Ireland and rights entitling them to purchase common stock of NTL UK and Ireland. For each share of common stock purchased upon exercise of rights, the person exercising such rights will receive a warrant to purchase one share of common stock of NTL UK and Ireland. The rights will be exercisable, on an oversubscription basis, for the 20-business day period after the entry of the confirmation order, as such period may be extended, and the warrants will be exercisable for a period of eight years at an exercise price of $77.47 per share. The number of shares to be received upon exercise of the warrants is subject to customary adjustments for stock splits, stock recapitalizations and distributions of property (other than cash) to holders of NTL UK and Ireland Common Stock. If fully exercised, the rights and warrants would entitle the current preferred stockholders of NTL Incorporated to acquire approximately 23.6% and the current common stockholders of NTL Incorporated to acquire approximately 8.9% of NTL UK and Ireland’s primary common stock on the effective date of the recapitalization. Holders of the subordinated notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom), and NTL Communications Corp. would have the right to purchase any shares of NTL UK and Ireland common stock and warrants not subscribed for in the rights offering by the preferred and common stockholders of NTL Incorporated. It is expected that the warrants will be listed or quoted on the same exchange or inter-dealer quotation system as the shares of common stock of the reorganized NTL. NTL has had preliminary conversations with the New York Stock Exchange regarding the listing of the common stock of NTL UK and Ireland on the Exchange following the effective date of its plan of reorganization. Based on these preliminary conversations there has been no indication from the New York Stock Exchange that NTL UK and Ireland will qualify for listing on the Exchange. There can be no assurance that shares of NTL UK and Ireland common stock and/or Series A warrants will be listed on an exchange or be eligible for trading on an inter-dealer quotation system on the effective date of the bankruptcy or at any time thereafter or that an orderly trading market will develop for these securities.

Current preferred stockholders of NTL Incorporated, other than France Telecom, would receive approximately 3.2% and current common stockholders of NTL Incorporated, other than France Telecom, would receive approximately 10.3% of the primary equity of NTL Euroco. It is contemplated that, subject to the consummation of the recapitalization, France Telecom would also receive NTL Incorporated’s 27% interest in Noos, pursuant to a pledge of such interest to France Telecom given at the time of its acquisition.

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

The United States Bankruptcy Code also requires that a plan must provide the same treatment for each claim or interest in a particular class, unless a holder agrees to a less favorable treatment of its particular claim or interest. NTL believes that the proposed recapitalization plan complies with this requirement of the United States Bankruptcy Code. However, if a member of a class objects to its treatment, or if the Bankruptcy Court finds that the proposed recapitalization plan does not comply with the requirements of the United States Bankruptcy Code, confirmation of the plan could be delayed or prevented. In addition, each class of impaired claims and interests that will (or may) be entitled to receive property under the plan will have the opportunity to vote to accept or reject the plan. If an impaired class of claims or interests rejects the plan, the Company may request confirmation of the plan pursuant to the “cramdown” provisions of the United States Bankruptcy Code. Even if the requirements for “cramdown” are met, the Bankruptcy Court, which, as a court of equity may exercise substantial discretion, may choose not to confirm the plan. These can be no assurance that the proposed recapitalization plan will be confirmed.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Bank Waivers

Before NTL could commence negotiations with the unofficial committee of bondholders, it was necessary to obtain waivers from the lenders under NTL’s credit facilities. Effective March 8, 2002, these lenders granted waivers which, until March 29, 2002, provided that the commencement of negotiations with bondholders with a view to rescheduling its debt would not constitute an event of default under the credit facilities. Such initial waivers did not permit NTL to make to any of its bondholders an exchange or similar offer for NTL’s outstanding public notes or to enter into a legally binding agreement with the unofficial steering committee of bondholders, subject to some exceptions, without the consent of the lenders under the credit facilities. But for the initial waivers, the commencement of negotiations with bondholders would have been an event of default under the credit facilities.

Effective March 28, 2002, the lenders under the credit facilities agreed to amend the initial waivers. The amendments to the initial waivers extended the duration of the initial waivers to April 29, 2002 in the case of the UK credit facilities or May 14, 2002 in the case of the Cablecom credit facility, unless the interest payments missed by NTL Communications Corp. on April 1, 2002 were remedied or a sufficient number of bondholders agreed to forbear in respect of such non-payment, in which case, the UK credit facilities waivers were to be extended to May 14, 2002. As a condition to the amendment to the initial waivers, the UK lenders required NTL (Delaware), Inc. to loan £90 million to NTL (UK) Group, Inc. following receipt of the proceeds from the sale of NTL Australia. Such loan was actually made (with the approval of the lenders under the UK credit facilities) to NTL (UK) Group, Inc. and then on-lent to certain subsidiaries of NTL (UK) Group, Inc. This loan, which was made on April 5, 2002, is structurally senior to the outstanding public notes issued by NTL Communications Corp. and contractually senior to intra-group debt owed by NTL (UK) Group, Inc. to NTL Communications Corp. but contractually subordinated to the UK credit facilities. In connection with the amendments to the waivers, NTL affirmed the provisions of the initial waivers and agreed, among other things, not to commence voluntary dissolution proceedings, including proceedings under Chapter 11 of the United States Bankruptcy Code, without the consent of these lenders.

As of the date of this Form 10-Q, there are no current waivers from NTL’s secured lenders and NTL is therefore in default under its UK credit facilities and the Cablecom credit facility. In connection with the proposed recapitalization plan, it is intended that the existing events of default under the credit facilities will be cured by amendment with effect from the effective date of the recapitalization, if it is approved by creditors and the Bankruptcy Court. On May 2, 2002, a memorandum was executed by NTL, a steering committee of its lending banks and the unofficial committee of its public bondholders indicating the parties’ agreement in principle (on a non-legally binding basis) to the terms of the proposed recapitalization and the terms on which the Company’s UK credit facilities should be amended and restated and with respect to certain matters relating to the sale of, or investment in, Cablecom.

Cablecom GmbH, an indirect wholly-owned subsidiary of NTL (Delaware), Inc., is the principal trading company of NTL’s Swiss group. There were a number of technical defaults under the Swiss credit facility made available to Cablecom and various of its subsidiaries. In addition, as of December 31, 2001, Cablecom’s and six of its direct and indirect subsidiaries’ liabilities exceeded their respective assets. As a consequence, under Swiss law, those entities were deemed to be “overindebted”. This also constituted an event of default under the Cablecom credit facility, which entitled the lenders to accelerate repayment. Such an acceleration would have resulted in an event of default under NTL Incorporated’s and NTL (Delaware), Inc.’s 5.75% convertible subordinated notes due 2011 and 5.75% convertible subordinated notes due 2009.

Under Swiss law, the board of directors of an overindebted company is generally obliged to notify a judge of overindebtedness so that the judge may either institute insolvency proceedings or postpone such adjudication and take appropriate measures to preserve the value of the assets. An overindebted company is not required to notify a judge if the creditors of the overindebted entity subordinate their claims in the amount of the overindebtedness.

The problem of overindebtedness was resolved on June 26 and June 27, 2002 in certain of the overindebted subsidiaries when they were merged into Cablecom and other members of the Cablecom group. The remaining overindebted subsidiaries were not merged but the overindebtedness issue was resolved in those subsidiaries by way of subordination agreements which obviated any requirement to institute insolvency proceedings in respect of these companies.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

At the end of April 2002 the defaults subsisting at that time were remedied or were waived by the restatement of the credit agreement and the grant of a waiver letter. However, conditions subsequent such as the grant of new security and the deposit of share certificates relating to minority shareholdings pledged to the banks were imposed by these documents and other new finance documents executed pursuant to the restatement.

Since the end of April 2002 the following defaults have occurred under the Cablecom finance documents: (1) The indentures issued by NTL (Delaware), Inc. and NTL Incorporated have become payable and have not been paid; (2) NTL (Delaware), Inc. has commenced negotiations with its creditors with a view to the general rescheduling of its indebtedness and has commenced proceedings under Chapter 11 of the United States Bankruptcy Code pursuant to which it intends to reorganize its debt; (3) NTL (Delaware), Inc. has liabilities which exceed the value of its assets and is unable to pay its debts as they fall due; (4) Cablecom was unable to satisfy the conditions to allow it to rollover revolving advances maturing in early July 2002. The revolving advances remained unpaid for several days until Cablecom was able to obtain the consent of the banks to waive the conditions to their rollover; (5) Certain of the conditions subsequent imposed by the restated credit agreement, the waiver letter and other finance documents executed pursuant to the restated credit agreement have yet to be fulfilled.

The outstanding defaults under the Cablecom finance documents entitle the facility agent to demand repayment of the loan and enforce the security granted to secure that loan. The facility agent has discretion to take those steps and can be compelled to take those steps by a group of banks holding at least 66-2/3% in aggregate of the loan.

Future developments in Cablecom’s business, as well as external factors, could result in a reemergence of the over indebtedness issue under Swiss law.

Interest Payments on Public Notes

NTL has substantial interest payment obligations under its existing indebtedness. NTL did not make its scheduled interest payments on the respective due dates as follows:

April 1, 2002:

NTL Communications Corp.	9-1/2% notes due 2008	$8.6 million

NTL Communications Corp.	11-1/2% notes due 2008	$35.9 million

NTL Communications Corp.	11-7/8% notes due 2010	$29.7 million

	Total	$74.2 million

April 15, 2002:

NTL Communications Corp.	12-3/4% notes due 2005	$17.7 million

NTL Incorporated (NTL (Delaware), Inc., co-obligor)	5-3/4% notes due 2011	$2.5 million

	Total	$20.2 million

May 15, 2002:

NTL Communications Corp.	9-1/4% notes due 2006	$10.5 million

NTL Communications Corp.	6-3/4% notes due 2008	$38.8 million

NTL Communications Corp.	9-7/8% notes due 2009	$15.7 million

	Total	$65.0 million

June 15, 2002:

Diamond Cable

Communications Limited	11-3/4% notes due 2005	$31.2 million

NTL Communications Corp.	7% notes due 2008	$17.1 million

NTL (Delaware), Inc.	5-3/4% notes due 2009	$34.5 million

	Total	$82.8 million

July 15, 2002:

NTL Incorporated (NTL (Delaware), Inc., co-obligor)	5-3/4% notes due 2011	$2.5 million

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

August 1, 2002:

NTL Communications Corp.	11-1/2% notes due 2006	$60.4 million

NTL Communications Corp.	12-3/8% notes dues 2008	$18.3 million

Diamond Holdings Limited	10% notes due 2008	$10.5 million

Diamond Holdings Limited	9-1/8% notes due 2008	$5.0 million

	Total	$94.2 million

August 15, 2002

NTL Communications Corp.	10% notes due 2007	$20.0 million

Diamond Cable Communications Limited	10-3/4% notes due 2007	$22.6 million

	Total	$42.6 million

Interest payments of $18.9 million were made, when due, on April 2, 2002 in respect of Diamond Cable Communications 13.25% senior discount notes due 2004. Upon emerging from Chapter 11 proceedings, NTL intends to make any required interest payments on the notes of Diamond Holdings Limited. In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its currently outstanding publicly traded notes except notes issued by NTL Triangle (a non-debtor) and, upon emergence from Chapter 11 proceedings, Diamond Holdings Limited.

If the applicable issuer does not pay interest on these notes after a 30 day grace period expires there is an event of default under the indenture in respect of the notes on which the interest is due and unpaid. An event of default entitles the trustee under the indenture or the holders of 25% of the outstanding notes to declare the principal amount of those notes to be immediately due and payable. Even if the maturity of those notes is not accelerated after the 30 day grace period, such an event of default would also result in an event of default in respect of other debt (commonly called cross defaults) under most of our other notes. Therefore, there was an event of default for failure to pay interest on May 1, 2002 under the indentures relating to the missed interest payments due April 1, 2002 and on May 16, 2002, under the indentures relating to the missed interest payments due April 15, 2002. As a result, cross defaults occurred under NTL’s other indentures at NTL Communications Corp., NTL (Delaware), Inc., NTL Incorporated and under our UK credit facilities and under the Cablecom credit facility. This gave holders of the outstanding series of debt at these entities the right to accelerate repayment of those debts by declaring the principal amount of the debts to be immediately due and payable. As a result of the payment defaults as well as the Company’s voluntary filing under Chapter 11 of the United States Bankruptcy Code on May 8, 2002, there is an event of default under all of our credit facilities and the indentures governing all of our publicly traded debt, other than debt of NTL Triangle. As a result of the Chapter 11 filings, all of our publicly traded debt, other than the debt of NTL Triangle, became immediately due and payable, pursuant to the terms of the indentures governing such debt. The automatic stay of Section 362 of the United States Bankruptcy Code prevents the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the Bankruptcy Court. However, NTL has received letters from the agents for the lenders under the UK credit facilities reserving such lenders’ rights to accelerate repayment of the facilities and to enforce the security granted in respect of the facilities on account of the defaults thereunder, actions which would not be prohibited by the automatic stay.

Credit Rating Downgrades

On April 3, 2002, credit rating agency Standard & Poor’s lowered the long-term corporate credit rating on some of NTL’s public debt to D from CCC-, citing NTL’s failure to make a bond interest payment due on April 1, 2002.

Delisting of NTL Incorporated Common Stock

On March 28, 2002, the New York Stock Exchange (“NYSE”) announced that it was suspending NTL Incorporated’s common stock from trading on the NYSE. This determination was based upon, among other things, the selling price of NTL Incorporated’s common stock, which closed at $0.20 on March 26, 2002. The continued listing standards of the NYSE, which were applicable to NTL Incorporated, required maintenance of a minimum share price of $1.00 over a 30 trading day period and average global market capitalization of $100 million over a 30 trading day period. NTL Incorporated’s common stock fell below both of these continued listing standards. In

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

addition, on May 9, 2002, Nasdaq Europe halted trading of NTL Incorporated’s common stock pending receipt of information relating to the restructuring process because of the filing of NTL Incorporated’s Chapter 11 cases. NTL has complied with this information request, although there can be no assurance that Nasdaq Europe will (1) not make additional information requests, (2) remove the trading halt on shares of NTL Incorporated’s common stock or (3) not delist shares of NTL Incorporated’s common stock. NTL Incorporated’s common stock is currently quoted on the Over the Counter Bulletin Board under the symbol “NTLD”.

Sale of NTL Australia

On April 2, 2002, NTL announced that it had completed the previously announced sale of its Australian broadcast business to Macquarie Communications Infrastructure Holding Pty Limited for A$850 million (US$451.3 million). The net proceeds from the sale were approximately A$575.3 million (US$304.5 million). At that time, the business’ bank debt outstanding totaled A$227.3 million (US$121.7 million).

On April 5, 2002, NTL (Delaware), Inc. loaned £90 million to NTL (UK) Group Inc., which loan was funded by the proceeds of the sale of NTL Australia. This loan is subordinated to the Company’s UK credit facilities. The remaining proceeds of the sale of NTL Australia remain at NTL (Delaware), Inc., and the proposed plan of reorganization anticipates that such proceeds will form a portion of the consideration to be offered to bondholders of NTL (Delaware), Inc. and NTL Incorporated in satisfaction of their claims against those companies.

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

Investments in and Loans to Affiliates

On April 15, 2002, a funding request for $20 million was received by NTL (Delaware), Inc. under the terms of the investment agreement relating to NTL’s investment in B2 in Sweden, a company which is deploying fiber directly to the home throughout Scandinavia. NTL has informed B2 and the other principal investors that it is not in a position to comply with this request for funding at this time. The B2 investment agreement provides that if NTL fails to provide such funding, it may be sued for non-payment and arguably could lose certain rights under the B2 shareholders’ arrangements. Pursuant to the applicable documents, if this occurs the majority remaining shareholders may also elect to terminate the shareholder arrangements with respect to NTL and exercise a contractual right to acquire on a pro rata basis NTL’s interest in B2 at 25% of fair market value. If the remaining shareholders elected to exercise these rights, NTL could be forced to sell its stake in B2 at a loss. On June 25, 2002, B2 and its remaining shareholders filed a motion in the Bankruptcy Court requesting relief from the automatic stay provisions of section 362 of the Bankruptcy Code to exercise their rights under the relevant agreements. Notwithstanding the arguments raised in the motion, NTL believes that the Bankruptcy Code provides various defenses and protections of and for NTL’s rights under the B2 investment agreement and in respect of its equity interest in B2 and intends to enforce vigorously its rights and protections.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Premium TV Limited, a wholly-owned subsidiary of NTL (Delaware), Inc., is obliged to provide funding of up to approximately £62.0 million ($94.5 million) to fund various of its joint venture interests. Of this amount, the payment of approximately £50.0 million ($76.2 million) has been guaranteed by NTL (Delaware), Inc. If Premium TV Limited fails to provide its committed funding under the relevant shareholder arrangements relating to these joint ventures, Premium TV Limited and, in respect of the guaranteed amounts, NTL (Delaware), Inc., may be sued for non-payment. As a result of the recapitalization process, the relevant joint venture partners may assert that they can compulsorily acquire Premium TV Limited’s interest in the relevant joint venture at a third party appraisal valuation. Premium TV Limited is currently in discussions with certain of these joint venture partners with a view to restructuring the relevant joint ventures. In the event that these discussions do not reach a resolution acceptable to Premium TV Limited, Premium TV Limited may seek to discontinue these joint ventures and terminate their activities, which may also result in a cessation of substantially all of Premium TV Limited’s activities. As a result of the restructuring process, the relevant joint venture partners may assert that they can compulsorily acquire Premium TV Limited’s interest in the relevant joint venture at a third party appraisal valuation. NTL believes, however, that it has various defenses and protections under the Bankruptcy Code against such actions and intends to enforce vigorously its rights and protections.

Relationships with Suppliers

The uncertainty over NTL’s financial condition may adversely affect its relationships with its suppliers. If NTL’s suppliers become increasingly concerned about its financial condition, they may demand quicker payment terms or not extend normal trade credit, both of which could further adversely affect its results of operations, financial condition and cash flows.

Note D – Sale of Australia

On April 2, 2002, NTL announced that it had completed the previously announced sale of its Australian broadcast business to Macquarie Communications Infrastructure Holding Pty Limited for A$850 million (US$451.3 million) in an all cash transaction. The net proceeds from the sale after the repayment of the outstanding bank credit facility and transaction related costs were approximately A$575.3 million (US$304.5 million). The Company recognized a gain on the sale of approximately US$8.4 million, net of income tax expense of US$4.5 million, in April 2002. NTL Australia is accounted for as a discontinued operation, and accordingly, NTL Australia is excluded from assets and liabilities of continuing operations at December 31, 2001 and from results of continuing operations for the three and six months ended June 30, 2002 and 2001.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

The following is the condensed assets, liabilities and results of operations of NTL Australia (unaudited except at December 31, 2001):

December 31,
2001

(in millions)
Current assets	$32.0

Fixed assets, net	235.2

Other assets	137.8

NTL Australia assets	$405.0

Current liabilities	$71.0

Non current liabilities	111.9

NTL Australia liabilities	$182.9

	Six Months Ended June 30,

	2002	2001

	(in millions)
Revenues	$17.4	$29.4

Operating income (loss)	0.3	(5.1)

Net (loss)	(0.3)	(2.3)

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note E — Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for the Company on January 1, 2002. This Statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and other related accounting guidance. The adoption of this new standard had no effect on the results of operations, financial condition or cash flows of the Company, except that it required the Company to treat NTL Australia as a discontinued operation beginning in the first quarter of 2002.

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

Upon the adoption of SFAS No. 142, the Company performed an analysis of it intangible assets acquired before July 1, 2001 to determine whether they should be classified and accounted for as part of or separate from goodwill. The Company reclassified the carrying value of workforce in place included in other intangibles to goodwill. The Company determined that license acquisition costs and customer lists should continue to be classified separate from goodwill. The Company determined that license acquisition costs would no longer be subject to amortization since they are deemed to have an indefinite useful life. The Company also determined that no changes in the remaining useful lives of the customer lists were required.

The Company also performed an evaluation for impairment of its goodwill and license acquisition costs as of January 1, 2002 and determined that no impairment charge was required. The Company’s next evaluation of impairment will be the annual test as of October 1, 2002, unless there are new indicators of impairment.

Estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2001 is as follows: $128.4 million in 2002, $127.2 million in 2003, $79.3 million in 2004, $41.9 million in 2005 and $34.1 million in 2006.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

The following table shows the Company’s loss from continuing operations as adjusted for the adoption of SFAS No. 142, had SFAS No. 142 been in effect on January 1, 2001 (unaudited) (in millions).

	Six Months Ended June 30,

	2002	2001

(Loss) from continuing operations – as reported	$(1,096.3)	$(2,047.9)

Amortization of:

Goodwill	–	757.7

License acquisition costs	–	35.3

Other	–	1.0

	–	794.0

(Loss) from continuing operations – as adjusted	$(1,096.3)	$(1,253.9)

Note F — Fixed Assets

Fixed assets consist of:

	June 30,	December 31,
	2002	2001

	(unaudited)
	(in millions)
Operating equipment	$14,356.1	$13,312.2

Other equipment	1,060.3	997.4

Construction-in-progress	1,418.3	1,270.4

	16,834.7	15,580.0

Accumulated depreciation	(4,201.7)	(3,242.1)

	$12,633.0	$12,337.9

Note G — Intangible Assets

Intangible assets consist of:

	June 30,	December 31,
	2002	2001

	(unaudited)
	(in millions)
Intangible assets not subject to amortization:

Goodwill	$1,758.2	$1,626.1

License acquisition costs	53.7	54.7

Intangible assets subject to amortization:

Customer lists, net of accumulated amortization of $227.8 (2002) and $169.3 (2001)	142.9	168.8

	$1,954.8	$1,849.6

Note H — Investments in and Loans to Affiliates

The Company has investments in various companies and joint ventures which are accounted for under either the equity method or the cost method. The Company’s significant equity investments include its 34.01% interest in Svenska Bredbandsbolaget (“B2”), a company based in Sweden, which provides “always on,” low cost access to a high-capacity broadband network that provides transmission, both to and from the customer, at the same speed and at the same time, and its 50% interest in eKabel InvestCo, which owns 65% of iesy Hessen GmbH (“iesy”), the largest cable television network in the German province of Hessen.

The companies in which we hold minority investments may require additional financing. There can be no assurance

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

that iesy will meet the conditions precedent to access additional funds under its credit facility or that it will be in compliance with the covenants under its debt agreements. The failure of iesy to obtain required funding or a default entitling the lenders to accelerate repayment of iesy’s borrowings would adversely affect the value of NTL’s investment in iesy. In addition iesy has recently retained advisors to assist it in a restructuring of its outstanding indebtedness. There can be no assurance that iesy will successfully achieve a restructuring. If a restructuring is not successfully achieved, it will likely have a negative impact on the value of NTL’s investment in iesy.

In addition, on April 15, 2002, a funding request for $20 million was received by NTL (Delaware), Inc. under the terms of the investment agreement relating to NTL’s investment in B2. NTL has informed B2 and the other principal investors that it is not in a position to comply with this request at this time. The B2 investment agreement provides that if NTL fails to provide such funding, it may be sued for non-payment and arguably could lose certain rights under the B2 shareholders’ arrangements. Pursuant to the applicable documents, if this occurs the majority remaining shareholders may also elect to terminate the shareholder arrangements with respect to NTL and exercise a contractual right to acquire on a pro rata basis NTL’s interest in B2 at 25% of fair market value. If the remaining shareholders elected to exercise these rights, NTL could be forced to sell its stake in B2 at a loss. On June 25, 2002, B2 and its remaining shareholders filed a motion in the United States Bankruptcy Court requesting relief from the automatic stay provisions of Section 362 of the Bankruptcy Code to exercise certain of their rights under the relevant documents. Notwithstanding the arguments raised in the motion, NTL believes that the Bankruptcy Code provides various defenses and protections of and for NTL’s rights under the B2 investment agreement and in respect of its equity interest in B2 and intends to enforce vigorously its rights and protections.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note H — Investments in and Loans to Affiliates (continued)

Premium TV Limited, a wholly-owned subsidiary of NTL (Delaware), Inc., is obliged to provide funding of up to approximately £62.0 million ($94.5 million) to fund various of its joint venture interests. Of this amount, the payment of approximately £50.0 million ($76.2 million) has been guaranteed by NTL (Delaware), Inc. If Premium TV Limited fails to provide its committed funding under the relevant shareholder arrangements relating to these joint ventures, Premium TV Limited and, in respect of the guaranteed amounts, NTL (Delaware), Inc., may be sued for non-payment. As a result of the recapitalization process, the relevant joint venture partners may assert that they can compulsorily acquire Premium TV Limited’s interest in the relevant joint venture at a third party appraisal valuation. Premium TV Limited is currently in discussions with certain of these joint venture partners with a view to restructuring the relevant joint ventures. In the event that these discussions do not reach a resolution acceptable to Premium TV Limited, Premium TV Limited may seek to discontinue these joint ventures and terminate their activities, which may also result in a cessation of substantially all of Premium TV Limited’s activities. As a result of the restructuring process, the relevant joint venture partners may assert that they can compulsorily acquire Premium TV Limited’s interest in the relevant joint venture at a third party appraisal valuation. NTL believes, however, that it has various defenses and protections under the United States Bankruptcy Code against such actions and intends to enforce vigorously its rights and protections.

NTL Incorporated has also guaranteed the obligations of one of its subsidiaries to provide funding of up to approximately £4.2 million ($6.4 million) to a joint venture whose business is the provision of programming content. If the relevant subsidiary fails to provide such funding, under the shareholder arrangements relating to this joint venture, such subsidiary may be sued for damages. In addition, under the shareholder arrangements relating to this joint venture, the relevant joint venture partner may have the option to compulsorily acquire the Company’s indirect interest in the relevant joint venture at 70% of fair market value, resulting in the Company selling its indirect interest at a potential loss. The Company believes that it has various defenses and protections under the United States Bankruptcy Code against such actions and intends to enforce vigorously its rights and protections. The Company intends to negotiate with this joint venture partners to address these issues. There can be no guaranty that these negotiations will be successful and that the Company will be able to retain its current interest in this joint venture company.

The Company’s investments in and loans to affiliates are as follows:

	June 30, 2002		December 31, 2001

	Ownership	Balance	Ownership	Balance
		(unaudited)
	(dollars in millions)
B2	34.01%	$76.0	34.01%	$92.5

iesy	32.50%	49.6	32.50%	73.0

Others		51.8		48.6

Total equity investments		177.4		214.1

Total cost investments		7.1		6.6

Total		$184.5		$220.7

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note H — Investments in and Loans to Affiliates (continued)

A summary of combined financial information as reported by the Company’s equity investees is set forth below:

	June 30,	December 31,
	2002	2001

	(unaudited)
	(in millions)
Current assets	$257.4	$284.9

Fixed assets, net	399.8	391.7

Other assets	613.7	801.4

Total assets	$1,270.9	$1,478.0

Current liabilities	$145.3	$185.5

Non current liabilities	960.7	837.6

Total shareholders’ equity	164.9	454.9

Total liabilities and shareholders’ equity	$1,270.9	$1,478.0

	Six Months ended June 30,

	2002	2001

	(unaudited)
	(in millions)
Revenues	$95.8	$94.9

Operating (loss)	(118.7)	(167.0)

Net (loss)	(114.7)	(191.3)

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note I– Liabilities Subject to Compromise

Liabilities subject to compromise consist of the following:

June 30,
2002

(in millions)
Accounts payable	$0.4

Interest payable	314.8

Payables to affiliates	0.1

Accrued expenses	4.6

Long-term debt:

NTL Delaware:

5 3/4% Convertible Subordinated Notes	1,200.0

NTL Communications:

12 3/4% Senior Deferred Coupon Notes	277.8

11 1/2% Senior Deferred Coupon Notes	1,050.0

10% Senior Notes	400.0

9 1/2% Senior Sterling Notes, less unamortized discount	190.2

10 3/4% Senior Deferred Coupon Sterling Notes	416.1

9 3/4% Senior Deferred Coupon Notes	1,193.3

9 3/4% Senior Deferred Coupon Sterling Notes	418.4

11 1/2% Senior Notes	625.0

12 3/8% Senior Deferred Coupon Notes	380.6

7% Convertible Subordinated Notes	489.8

9 1/4% Senior Euro Notes	246.4

9 7/8% Senior Euro Notes	345.0

11 1/2% Senior Deferred Coupon Euro Notes	156.1

11 7/8% Senior Notes, less unamortized discount	491.2

12 3/8% Senior Euro Notes, plus unamortized premium	296.5

6 3/4% Convertible Senior Notes	1,150.0

Diamond:

13 1/4% Senior Discount Notes	285.1

11 3/4% Senior Discount Notes	531.0

10 3/4% Senior Discount Notes	420.5

Diamond Holdings:

10% Senior Sterling Notes	205.8

9 1/8% Senior Notes	110.0

Total	$11,198.7

Pursuant to the proposed plan of reorganization, the Diamond Holding Notes will remain outstanding upon emergence from the Chapter 11 proceedings.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note J — Long-Term Debt

Long-term debt, exclusive of amounts subject to compromise, consists of:

	June 30,	December 31,
	2002	2001

	(unaudited)
	(in millions)
NTL Delaware:

5 3/4% Convertible Subordinated Notes	$–	$1,200.0

Cablecom:

Term Loan Facility	1,809.5	1,626.8

Revolving Facility	707.1	527.2

Other	6.4	6.2

NTL Communications:

12 3/4% Senior Deferred Coupon Notes	–	277.8

11 1/2% Senior Deferred Coupon Notes	–	1,050.0

10% Senior Notes	–	400.0

9 1/2% Senior Sterling Notes, less unamortized discount	–	181.4

10 3/4% % Senior Deferred Coupon Sterling Notes	–	382.3

9 3/4% Senior Deferred Coupon Notes	–	1,153.8

9 3/4% Senior Deferred Coupon Sterling Notes	–	385.9

11 1/2%Senior Notes	–	625.0

12 3/8% Senior Deferred Coupon Notes	–	364.9

7% Convertible Subordinated Notes	–	489.8

9 1/4% Senior Euro Notes	–	222.5

9 7/8% Senior Euro Notes	–	311.5

11 1/2% Senior Deferred Coupon Euro Notes	–	135.6

11 7/8% Senior Notes, less unamortized discount	–	490.7

12 3/8% Senior Euro Notes, plus unamortized premium	–	267.8

6 3/4% Convertible Senior Notes	–	1,150.0

NTL Communications Limited:

Senior Credit Facility	4,245.4	4,050.0

Working Capital Facility	622.4	145.4

Other	58.4	58.6

NTL Triangle:

11.2% Senior Discount Debentures	517.3	517.3

Other	3.8	4.5

Diamond:

13 1/4% Senior Discount Notes	–	285.1

11 3/4% Senior Discount Notes	–	531.0

10 3/4% Senior Discount Notes	–	415.1

10% Senior Sterling Notes	–	196.3

9 1/8% Senior Notes	–	110.0

Other	3.7	3.6

	7,974.0	17,566.1

Less current portion	7,974.0	17,566.1

	$–	$–

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note J — Long-Term Debt (continued)

See Note C for discussion of the events of default and uncertainties about compliance with the terms and conditions of the Company’s debt. The holders of the debt have the right to accelerate repayment, or may have such right, which has caused all of the Company’s long-term debt to be classified as current. The automatic stay of Section 362 of the United States Bankruptcy Code prevents the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the Bankruptcy Court. However, NTL has received letters from the agents for the lenders under the UK credit facilities reserving such lenders’ rights to accelerate repayment of the facilities and to enforce the security granted in respect of the facilities on account of the defaults thereunder, actions which would not be prohibited by the automatic stay.

The effective interest rates on the Company’s variable interest rate debt were as follows:

	June 30,	December 31,
	2002	2001

Cablecom:

Term Loan Facility	4.30%	5.27%

Revolving Facility	4.21%	5.49%

NTL Communications Limited:

Senior Credit Facility	6.16%	6.73%

Term Facility	7.66%	8.06%

Working Capital Facility	10.65%	9.57%

On April 30, 2002, the Cablecom Term Loan Facility and Revolving Facility were restated. In May 2002, Cablecom borrowed an additional CHF 180.0 million ($120.6 million) under the Revolving Facility. The maturity date for both facilities was changed to April 30, 2003 in the restatement. The interest and commitment fee provisions were not changed. The Revolving Facility has been capped at its utilized amount of CHF 1,055.0 million, although the availability may be increased with the consent of the requisite majority of the lenders under that facility.

Note K — Other Charges including Restructuring Charges

Other charges of $19.3 million in the six months ended June 30, 2002 include asset impairment charges of $12.9 million, restructuring charges of $3.7 million and costs incurred for information technology integration and for business rationalization consulting of $2.7 million. Other charges of $25.3 million in the six months ended June 30, 2001 were for information technology integration and for business rationalization consulting.

The Company recorded restructuring charges in the fourth quarter of 2001 as a result of actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas of the Company. These charges included employee severance and related costs for approximately 5,400 employees to be terminated, of which approximately 200 employees were still employed by the Company as of June 30, 2002.

The following table summarizes the restructuring charges incurred and utilized in 2002 and 2001:

	Employee
	Severance	Lease
	and Related	Exit	Agreement
	Costs	Costs	Modifications	Other	Total

	(in millions)
Balance, December 31, 2001	$79.2	$33.5	$27.7	$–	$140.4

Charged to expense	2.7	–	–	1.0	3.7

Utilized	(73.8)	(8.5)	(10.6)	(1.0)	(93.9)

Balance, June 30, 2002	$8.1	$25.0	$17.1	$–	$50.2

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note L – Related Party Transactions

Due from affiliates at June 30, 2002 of $153.7 million includes $128.6 million in amounts due from NTL Incorporated which is payable to United Kingdom subsidiaries of the Company. In addition, it includes $22.8 million in amounts due from NTL Incorporated which is payable to NTL (Delaware), Inc. and NTL Communications Corp.

On September 28, 2001, NTL Communications Corp. loaned NTL Incorporated $150.0 million in cash and received 15.0% Promissory Notes due September 30, 2004. Interest is payable monthly in cash at a rate of 15.0% per annum beginning on October 31, 2001.

On April 5, 2002, following receipt of the proceeds from the sale of NTL Australia, the Company loaned £90.0 million to NTL (UK) Group, Inc. Such loan was actually made (with the approval of the lenders under the UK credit facilities) to NTL (UK) Group, Inc. and then on-lent to certain subsidiaries of NTL (UK) Group, Inc. This loan is structurally senior to the outstanding public notes issued by NTL Communications Corp. and contractually senior to intra-group debt owed by NTL (UK) Group, Inc. to NTL Communications Corp. but contractually subordinated to the UK credit facilities. The loan is due on April 1, 2006 and is redeemable at the option of the Company. Interest on the note is at 23% per annum, compounded semiannually, and is payable, in cash, on the earlier of April 1, 2006 or the redemption date of the notes. In connection with the DIP facility, the current interest rate on this loan has been reduced from 23% per annum to 11% per annum.

Pursuant to the proposed plan of reorganization, generally all intercompany claims owed by any parent Debtor, directly or indirectly, to any of its Debtor subsidiaries will be distributed by such Debtor subsidiary up to its corporate parent in exchange for one share of such Debtor subsidiary’s common stock. In addition, generally all intercompany claims owed by any Debtor subsidiary, directly or indirectly, to any parent Debtor will be contributed by the parent Debtor down to such Debtor subsidiary, in exchange for one additional share of common stock from such Debtor subsidiary. Debtors include NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp.

Note M – Comprehensive Loss

The Company’s comprehensive loss for the three months ended June 30, 2002 and 2001 was $164.3 million and $1,068.4 million, respectively.

The Company’s comprehensive loss for the six months ended June 30, 2002 and 2001 was $803.8 million and $2,396.1 million, respectively.

Note N — Commitments and Contingent Liabilities

At June 30, 2002, the Company was committed to pay approximately $1,543.6 million for equipment and services and for investments in and loans to affiliates. This amount includes approximately $1,160.3 million for operations and maintenance contracts and other commitments from July 1, 2003 to 2013.

The Company has agreed to provide funds to its unconsolidated affiliates generally if and when requested to do so and only upon the satisfaction of certain conditions. The estimated aggregate amount as of June 30, 2002 was $40.4 million. These unconsolidated affiliates include the media partnerships with the Football League and with various UK football clubs for Internet marketing and sponsorships. The Company’s wholly-owned indirect subsidiary, Premium TV Limited, has entered into these football related partnerships.

NTL Incorporated and certain of its officers have been named as defendants in a number of purported securities class actions lawsuits. The complaints in those cases generally allege that NTL failed to accurately disclose its financial condition, finances and future prospects in press releases and other communications with investors prior to filing its Chapter 11 case in federal court. NTL does not know of any facts that would support these allegations, and intends to defend the lawsuits vigorously.

The Company is involved in certain disputes and litigation arising in the ordinary course of its business. None of these matters are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note O – Condensed Consolidating Financial Statements of Entities in Reorganization and Entities Not in Reorganization

The following condensed consolidating financial statements of the Company as of June 30, 2002 and December 31, 2001 and for the three and six months ended June 30, 2002 have been provided pursuant to AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp. are included in Entities in Reorganization. All other wholly-owned direct and indirect subsidiaries of NTL (Delaware), Inc. are included in Entities Not in Reorganization.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note O – Condensed Consolidating Financial Statements of Entities in Reorganization and Entities Not in Reorganization (continued)

(in millions)

	Six Months Ended June 30, 2002

		Entities Not
	Entities in	in
Statements of Operations	Reorganization	Reorganization	Adjustments	Consolidated

Revenue

Consumer telecommunications and television	$–	$1,232.7		$1,232.7

Business telecommunications	–	429.3		429.3

Broadcast transmission and other	–	146.5		146.5

	–	1,808.5		1,808.5

Costs and expenses

Operating expenses (exclusive of depreciation shown separately below)	–	843.4		843.4

Selling, general and administrative expenses	3.3	462.2		465.5

Other charges	–	19.3		19.3

Corporate charges	15.0	0.6		15.6

Depreciation	2.7	745.6		748.3

Amortization	23.5	43.4		66.9

	44.5	2,114.5		2,159.0

Operating (loss)	(44.5)	(306.0)		(350.5)

Other income (expense)

Interest income and other, net	122.1	17.2	$(107.1)	32.2

Interest expense (contractual interest of $769.2 (2002))	(392.9)	(353.8)	109.0	(637.7)

Share of (losses) from equity investments	(45.2)	(9.8)	–	(55.0)

Foreign currency transactions (losses) gains	(156.4)	91.8	–	(64.6)

(Loss) before recapitalization items, income taxes and discontinued operations	(516.9)	(560.6)	1.9	(1,075.6)

Recapitalization items, net	(34.0)	(34.7)	–	(68.7)

(Loss) before income taxes and discontinued operations	(550.9)	(595.3)	1.9	(1,144.3)

Income tax benefit	4.5	43.5	–	48.0

(Loss) from continuing operations	(546.4)	(551.8)	1.9	(1,096.3)

Discontinued operations:

Loss from operations of NTL Australia, net of taxes	–	(0.3)	–	(0.3)

Gain on sale of NTL Australia, net of taxes	–	8.4	–	8.4

Income (loss) from discontinued operations	–	8.1	–	8.1

Net (loss)	$(546.4)	$(543.7)	$1.9	$(1,088.2)

[Additional columns below]

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note O – Condensed Consolidating Financial Statements of Entities in Reorganization and Entities Not in Reorganization (continued)

(in millions)

[Continued from above table, first column(s) repeated]

	Six Months Ended June 30, 2001

		Entities Not
	Entities in	in
Statements of Operations	Reorganization	Reorganization	Adjustments	Consolidated

Revenue

Consumer telecommunications and television	$–	$1,229.3		$1,229.3

Business telecommunications	–	396.8		396.8

Broadcast transmission and other	–	136.5		136.5

	–	1,762.6		1,762.6

Costs and expenses

Operating expenses (exclusive of depreciation shown separately below)	–	870.7		870.7

Selling, general and administrative expenses	2.5	609.7		612.2

Other charges	–	25.3		25.3

Corporate charges	17.1	–		17.1

Depreciation	3.3	687.2		690.5

Amortization	382.2	483.7		865.9

	405.1	2,676.6		3,081.7

Operating (loss)	(405.1)	(914.0)		(1,319.1)

Other income (expense)

Interest income and other, net	371.1	2.6	$(360.8)	12.9

Interest expense (contractual interest of $769.1 (2002))	(492.4)	(576.2)	384.0	(684.6)

Share of (losses) from equity investments	(69.5)	(25.4)	–	(94.9)

Foreign currency transactions (losses) gains	125.4	(116.0)	–	9.4

(Loss) before recapitalization items, income taxes and discontinued operations	(470.5)	(1,629.0)	23.2	(2,076.3)

Recapitalization items, net	–	–	–	–

(Loss) before income taxes and discontinued operations	(470.5)	(1,629.0)	23.2	(2,076.3)

Income tax benefit	–	28.4	–	28.4

(Loss) from continuing operations	(470.5)	(1,600.6)	23.2	(2,047.9)

Discontinued operations:

Loss from operations of NTL Australia, net of taxes	–	(2.3)	–	(2.3)

Gain on sale of NTL Australia, net of taxes	–	–	–	–

Income (loss) from discontinued operations	–	(2.3)	–	(2.3)

Net (loss)	$(470.5)	$(1,602.9)	$23.2	$(2,050.2)

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note O – Condensed Consolidating Financial Statements of Entities in Reorganization and Entities Not in Reorganization (continued)

(in millions)

	Three Months Ended June 30, 2002

		Entities Not
	Entities in	in
Statements of Operations	Reorganization	Reorganization	Adjustments	Consolidated

Revenue

Consumer telecommunications and television	$–	$624.3		$624.3

Business telecommunications	–	214.6		214.6

Broadcast transmission and other	–	76.5		76.5

	–	915.4		915.4

Costs and expenses

Operating expenses (exclusive of depreciation shown separately below)	–	410.5		410.5

Selling, general and administrative expenses	1.5	249.1		250.6

Other charges	–	16.7		16.7

Corporate charges	5.5	0.6		6.1

Depreciation	1.1	384.3		385.4

Amortization	11.8	22.6		34.4

	19.9	1,083.8		1,103.7

Operating (loss)	(19.9)	(168.4)		(188.3)

Other income (expense)

Interest income and other, net	60.9	7.8	$(56.2)	12.5

Interest expense (contractual interest of $399.8 (2002))	(133.3)	(192.1)	57.1	(268.3)

Share of (losses) from equity investments	(16.9)	(4.8)	–	(21.7)

Foreign currency transactions (losses) gains	(190.7)	131.0	–	(59.7)

(Loss) before recapitalization items, income taxes and discontinued operations	(299.9)	(226.5)	0.9	(525.5)

Recapitalizations items, net	(12.1)	(20.8)	–	(32.9)

(Loss) before income taxes and discontinued operations	(312.0)	(247.3)	0.9	(558.4)

Income tax benefit	4.5	21.5	–	26.0

(Loss) from continuing operations	(307.5)	(225.8)	0.9	(532.4)

Discontinued operations:

Loss from operations of NTL Australia, net of taxes	–	(0.5)	–	(0.5)

Gain on sale of NTL Australia, net of taxes	–	8.4		8.4

Income (loss) from discontinued operations	–	7.9	–	7.9

Net (loss)	$(307.5)	$(217.9)	$0.9	$(524.5)

[Additional columns below]

Note O – Condensed Consolidating Financial Statements of Entities in Reorganization and Entities Not in Reorganization (continued)

[Continued from above table, first column(s) repeated]

(in millions)

	Three Months Ended June 30, 2001

		Entities Not
	Entities in	in
Statements of Operations	Reorganization	Reorganization	Adjustments	Consolidated

Revenue

Consumer telecommunications and television	$–	$618.4		$618.4

Business telecommunications	–	196.6		196.6

Broadcast transmission and other	–	68.4		68.4

	–	883.4		883.4

Costs and expenses

Operating expenses (exclusive of depreciation shown separately below)	–	432.7		432.7

Selling, general and administrative expenses	1.0	290.0		291.0

Other charges	–	17.9		17.9

Corporate charges	10.1	–		10.1

Depreciation	1.9	357.3		359.2

Amortization	192.7	249.3		442.0

	205.7	1,347.2		1,552.9

Operating (loss)	(205.7)	(463.8)		(669.5)

Other income (expense)

Interest income and other, net	55.6	(2.8)	$(48.9)	3.9

Interest expense (contractual interest of $399.8 (2002))	(242.7)	(131.0)	44.2	(329.5)

Share of (losses) from equity investments	(45.9)	(6.1)		(52.0)

Foreign currency transactions (losses) gains	36.2	(13.6)		22.6

(Loss) before recapitalization items, income taxes and discontinued operations	(402.5)	(617.3)	(4.7)	(1,024.5)

Recapitalizations items, net	–	–		–

(Loss) before income taxes and discontinued operations	(402.5)	(617.3)	(4.7)	(1,024.5)

Income tax benefit	–	12.3	–	12.3

(Loss) from continuing operations	(402.5)	(605.0)	(4.7)	(1,012.2)

Discontinued operations:

Loss from operations of NTL Australia, net of taxes	–	(1.8)	–	(1.8)

Gain on sale of NTL Australia, net of taxes	–	–		–

Income (loss) from discontinued operations	–	(1.8)	–	(1.8)

Net (loss)	$(402.5)	$(606.8)	$(4.7)	$(1,014.0)

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note O – Condensed Consolidating Financial Statements of Entities in Reorganization and Entities Not in Reorganization (continued)

(in millions)

	June 30, 2002

		Entities Not
	Entities in	in
Balance Sheets	Reorganization	Reorganization	Adjustments	Consolidated

Current assets	$376.5	$1,768.8	$(160.3)	$1,985.0

Investments in and loans to affiliates, net	15,516.0	(798.9)	(14,532.6)	184.5

Fixed and noncurrent assets	6,869.7	14,487.0	(6,235.6)	15,121.1

Total assets	$22,762.2	$15,456.9	$(20,928.5)	$17,290.6

Current liabilities	$45.2	$12,382.0	$(2,385.5)	$10,041.7

Noncurrent liabilities	3.2	6,443.7	(6,054.7)	392.2

Liabilities subject to compromise	11,198.7	–	–	11,198.7

Shareholder’s equity (deficiency)	11,515.1	(3,368.8)	(12,488.3)	(4,342.0)

Total liabilities and shareholder’s equity (deficiency)	$22,762.2	$15,456.9	$(20,928.5)	$17,290.6

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2001

		Entities Not
	Entities in	in
Balance Sheets	Reorganization	Reorganization	Adjustments	Consolidated

Current assets	$368.3	$1,713.0	$(274.6)	$1,806.7

Investments in and loans to affiliates, net	15,754.2	(793.5)	(14,740.0)	220.7

Fixed and noncurrent assets	6,186.7	14,096.9	(5,512.7)	14,770.9

Total assets	$22,309.2	$15,016.4	$(20,527.3)	$16,798.3

Current liabilities	$10,840.5	$11,626.0	$(2,398.2)	$20,068.3

Noncurrent liabilities	–	6,039.7	(5,645.9)	393.8

Liabilities subject to compromise	–	–	–	–

Shareholder’s equity (deficiency)	11,468.7	(2,649.3)	(12,483.2)	(3,663.8)

Total liabilities and shareholder’s equity (deficiency)	$22,309.2	$15,016.4	$(20,527.3)	$16,798.3

Note O – Condensed Consolidating Financial Statements of Entities in Reorganization and Entities Not in Reorganization (continued)

	Six Months Ended June 30, 2002

		Entities Not
	Entities in	in
Statements of Cash Flows	Reorganization	Reorganization	Adjustments	Consolidated

Net cash (used in) provided by operating activities	$(165.3)	$290.5	$–	$125.2

Net cash provided by (used in) investing activities	387.2	(457.8)	–	(70.6)

Net cash (used in) provided by financing activities	(132.0)	541.5	–	409.5

Effect of exchange rate changes on cash and cash equivalents	0.9	40.4	–	41.3

Increase in cash and cash equivalents	90.8	414.6	–	505.4

Cash and cash equivalents at beginning of period	88.1	256.4	–	344.5

Cash and cash equivalents at end of period	$178.9	$671.0	$–	$849.9

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Six Months Ended June 30, 2001

		Entities Not
	Entities in	in
Statements of Cash Flows	Reorganization	Reorganization	Adjustments	Consolidated

Net cash (used in) provided by operating activities	$(831.8)	$647.1	$(0.2)	$(184.9)

Net cash (used in) investing activities	(115.3)	(1,074.0)	–	(1,189.3)

Net cash provided by financing activities	1,384.8	298.1	0.2	1,683.1

Effect of exchange rate changes on cash and cash equivalents	(0.8)	(15.4)	–	(16.2)

Increase (decrease) in cash and cash equivalents	436.9	(144.2)	–	292.7

Cash and cash equivalents at beginning of period	182.9	298.9	–	481.8

Cash and cash equivalents at end of period	$619.8	$154.7	$–	$774.5

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note P – Segment Data

The Company’s primary measure of profit or loss for each reportable segment is EBITDA as defined below. The Company considers EBITDA an important indicator of the operational strength and performance of its reportable segments, including the ability to provide cash flows to service debt and fund capital expenditures. EBITDA excludes the impact of costs and expenses that do not directly effect cash flows such as depreciation, amortization and share of (losses) from equity investments. The Company also excludes costs and expenses that are not directly related to the performance of a single reportable segment from EBITDA rather than allocating these costs and expenses to multiple reportable segments. Other charges, corporate expenses and foreign currency transactions are not directly related to a single segment. EBITDA should be considered in addition to, not as a substitute for, operating (loss), net (loss) and other measures of financial performance reported in accordance with generally accepted accounted principles.

	Broadcast	Consumer	Business	Shared	Total

	(in millions)

Six Months Ended June 30, 2002

Revenues	$146.5	$1,232.7	$429.3	$–	$1,808.5

EBITDA(1)	77.2	437.0	167.3	(181.9)	499.6

Six Months Ended June 30, 2001

Revenues	$136.5	$1,229.3	$396.8	$–	$1,762.6

EBITDA(1)	67.9	300.9	123.8	(212.9)	279.7

Total assets

June 30, 2002 (2)	$833.0	$11,522.9	$3,345.8	$1,588.9	$17,290.6

December 31, 2001 (3)	1,206.3	11,334.8	3,287.0	970.2	16,798.3

(1)	Represents earnings before interest, taxes, depreciation, amortization, other charges, corporate expenses, share of (losses) from equity investments, foreign currency transaction (losses) gains, recapitalization items, net and income (loss) from discontinued operations. Segment EBITDA in 2001 has been reclassified to conform to the current year presentation.

(2)	At June 30, 2002, shared assets included $631.3 million of cash, cash equivalents and marketable securities and $957.6 million of other assets.

(3)	At December 31, 2001, shared assets included $192.8 million of cash and cash equivalents and $777.4 million of other assets.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note P – Segment Data (continued)

The reconciliation of segment combined EBITDA to loss before income taxes and discontinued operation is as follows:

	Six Months Ended June 30,

	2002	2001

	(in millions)
Segment combined EBITDA	$499.6	$279.7

(Add) deduct:

Other charges	19.3	25.3

Corporate expenses	15.6	17.1

Depreciation	748.3	690.5

Amortization	66.9	865.9

Interest income and other, net	(32.2)	(12.9)

Interest expense	637.7	684.6

Share of losses from equity investments	55.0	94.9

Foreign currency transaction losses (gains)	64.6	(9.4)

Recapitalization items, net	68.7	–

	1,643.9	2,356.0

Loss before income taxes and discontinued operations	$(1,144.3)	$(2,076.3)

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Key points concerning our current financial condition and our planned recapitalization include:

Financial Condition

•	NTL Incorporated and its subsidiaries have issued and outstanding approximately $11.5 billion in senior and subordinated notes and debentures.

•	NTL’s UK credit facilities are fully drawn and the revolving tranche of the Cablecom facility has been capped at its utilized amount of CHF 1,055.0 million. The term tranche of the Cablecom facility is fully drawn.

•	NTL has missed interest payments totaling $381.5 million beginning on April 1, 2002, all of which relates to notes issued by the Company and its subsidiaries.

•	In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its currently outstanding publicly traded notes except notes issued by NTL Triangle and, upon emergence from Chapter 11 proceedings, Diamond Holdings Limited.

•	As of May 8, 2002, the date of its Chapter 11 filing, NTL was in default of $95.4 million in interest in respect of $1,693.4 million in principal amount of its indebtedness.

Recapitalization Plan

•	On May 8, 2002, NTL Incorporated and a number of its subsidiaries, namely, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp., filed a pre-arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code.

•	Under the proposed reorganization plan, NTL will be split into two companies, one holding all of its main UK and Ireland assets (tentatively referred to as NTL UK and Ireland), and the other holding various continental European and other assets (tentatively referred to as NTL Euroco).

•	Holders of notes of NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp. and Diamond Cable Communications would receive 100% of the initial common stock of NTL UK and Ireland and approximately 86.5% of NTL Euroco.

•	Holders of notes of NTL (Delaware), Inc. would have the option to reinvest all or a portion of NTL (Delaware), Inc. cash in additional shares of common stock or to receive such cash in the recapitalization.

•	Common and preferred stockholders, including France Telecom, would participate in a package of rights (to be priced at a $10.5 billion enterprise value) and warrants entitling them to purchase primary common stock of NTL UK and Ireland. If fully exercised, those rights and warrants would entitle the current preferred stockholders to acquire approximately 23.6% and the current common stockholders to acquire approximately 8.9% of NTL UK and Ireland’s common stock. Current preferred stockholders, other than France Telecom, would receive

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries

approximately 3.2% and current common stockholders, other than France Telecom, would receive approximately 10.3% of the primary equity of NTL Euroco.

•	Under the reorganization plan, NTL will convert approximately $10.9 billion of debt to equity, thereby reducing NTL UK and Ireland’s debt to approximately $5.8 billion (projected pro forma net debt as of September 1, 2002 as per the amended disclosure statement filed on July 15, 2002) which will consist of mortgage notes, amounts owed under the UK credit facilities and Diamond Holdings and NTL Triangle notes and the projected exit facility.

•	Under the reorganization plan, NTL Euroco’s debt will consist of the Cablecom credit facility of CHF 1,055.0 million.

•	The Bankruptcy Court approved the proposed debtor in possession financing in the principal amount of $630 million in an order dated July 3, 2002. The DIP facility was entered into on July 15, 2002.

•	At a hearing on July 12, 2002, the Bankruptcy Court approved the Debtors’ amended disclosure statement.

•	The confirmation hearing in respect of the Debtors’ second amended joint reorganization plan, filed with the Bankruptcy Court on July 15, 2002, has been scheduled for September 5, 2002.

Liquidity and Capital Resources

Recapitalization Process and Ability to Continue Operations

On May 8, 2002, NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp. filed a pre-arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code (referred to as the proposed recapitalization plan). NTL’s operating subsidiaries were not included in the Chapter 11 filing. Toward the end of 2001, while NTL continued to have sufficient liquidity to meet its near term obligations, it recognized the negative impact of the collapsing European and U.S. telecommunications markets on its ability to service its debt. Accordingly, NTL began to implement a strategy to preserve and maximize its enterprise value. This strategy included the implementation of cost-cutting measures and the commencement of discussions with certain third parties regarding strategic alternatives for NTL’s business.

The Company historically incurred operating losses and negative operating cash flow. In addition, the Company has required significant amounts of capital to finance construction of its networks, connection of customers to the networks, other capital expenditures and for working capital needs including debt service requirements. The Company historically met these liquidity requirements through amounts available under its credit facilities, issuances of high-yield debt securities in the capital markets and equity contributions from NTL Incorporated. Both the equity and debt capital markets have experienced periods of significant volatility, particularly for securities issued by telecommunications and technology companies. The ability of telecommunications companies to access those markets as well as their ability to obtain financing provided by bank lenders and equipment suppliers has become more restricted and financing costs have increased. During some recent periods, the capital markets have been largely unavailable to new issues of securities by telecommunications companies. NTL Incorporated’s public equity is no longer trading on the New York Stock Exchange, and its debt securities are trading at or near all time lows. These factors, together with NTL’s substantial leverage, means the Company does not currently have access to its historic sources of capital.

In addition, NTL’s UK credit facilities are fully drawn. The revolving tranche of the Cablecom credit facility has been capped at its utilized amount of CHF 1,055.0 million although the availability may be increased with the consent of the requisite majority of the lenders under that facility. The term tranche of the Cablecom credit facility is fully drawn. NTL has missed interest payments totaling $381.5 million beginning on April 1, 2002, all of which relates to notes issued by the Company and its Subsidiaries.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries

Upon emerging from Chapter 11 proceedings, NTL intends to make any required interest payments on the notes of Diamond Holdings. In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its currently outstanding publicly traded notes except notes issued by NTL Triangle and, upon emergence from Chapter 11 proceedings, Diamond Holdings Limited.

As of June 30, 2002, the Company had approximately $872.9 million in cash, cash equivalents and marketable securities on hand. The Company may require additional cash in the twelve months from July 1, 2002 to June 30, 2003. NTL Incorporated obtained a Court approved $630 million DIP facility (described below) on July 15, 2002 to meet the potential cash requirements of its and its subsidiaries, excluding Cablecom. NTL Incorporated expects that the DIP facility will be replaced with an exit facility for NTL Communications Corp. and its subsidiaries upon the completion of the recapitalization process, in part because the DIP facility will mature concurrently with the Debtors’ emergence from Chapter 11. The Company estimates that its capital expenditures and debt service requirements, net of cash from operations, will aggregate up to approximately $250.0 million from July 1, 2002 to June 30, 2003. Management of the Company believes that cash, cash equivalents and marketable securities on hand at June 30, 2002, and the cash available from the DIP facility and subsequently the planned exit facility will be sufficient for its and its subsidiaries cash requirements during the twelve months from July 1, 2002 to June 30, 2003.

Events Leading to the Proposed Recapitalization and Chapter 11 Filings

Beginning in January 2002, NTL was contacted by an unofficial committee of bondholders regarding the commencement of a comprehensive and consensual restructuring process. NTL was informed at that time that the members of the unofficial steering committee of bondholders owned, in the aggregate, more than 50% of the outstanding principal amount of NTL’s notes. In connection with the restructuring process, the steering committee of the unofficial committee of bondholders retained advisors to facilitate the negotiations.

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

On April 17, 2002, Liberty sent a proposal to NTL’s board of directors, which proposed a cash tender offer for 30% of the outstanding bonds of NTL Communications Corp. at a “small premium” to the prevailing market price and an agreement to vote such acquired bonds in favor of the proposed plan of reorganization, as well as a “participation” with NTL in a cash infusion of up to $500 million into Cablecom. After consultation with NTL’s board of directors and the steering committee of bondholders on April 18, 2002, NTL indicated to Liberty that it did not consider the Liberty proposal to be in the best interests of NTL and that the best course of action for NTL to maximize its enterprise value was to promptly consummate the proposed plan of reorganization. By letter dated June 28, 2002, NTL received notice that Liberty was ceasing all discussions with NTL concerning its proposals.

Promptly upon obtaining the requisite waivers from the lenders under its credit facilities, in March 2002, NTL commenced negotiations with the steering committee of the unofficial committee of bondholders and its legal and financial advisors. The negotiations continued during the latter part of March and throughout April 2002, and also included France Telecom. On April 16, 2002, NTL announced that it had reached a comprehensive agreement in principle with the unofficial committee and France Telecom, a significant holder of NTL Incorporated’s preferred stock, on implementing a recapitalization plan. On May 2, 2002, a steering committee of the lending banks under

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries

NTL’s credit facilities gave their approval in principle (on a non-legally binding basis) to NTL’s proposed plan of reorganization.

The reorganization plan, if implemented, will result in the cancellation of all of NTL Incorporated’s outstanding shares of common stock, preferred stock and redeemable preferred stock, and the cancellation of all of the publicly held notes of NTL Incorporated, NTL (Delaware), Inc. and NTL Communications Corp. and the transfer of the publicly held notes of Diamond Cable Communications Limited to NTL UK and Ireland (one of two new entities to be created under the plan). In addition, if the plan is implemented, NTL will be discharged from its obligation to pay dividends accruing on the canceled preferred stock and interest accruing on the canceled notes. The reorganization plan contemplates that the UK bank debt will remain in place as part of the recapitalization. NTL would be split into two companies, one tentatively called NTL UK and Ireland, holding its main UK and Ireland assets, and one tentatively called NTL Euroco, holding certain of its continental European and other assets.

To implement the proposed recapitalization, on May 8, 2002, NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp., which we refer to as the Debtors, filed cases and a pre-arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code. NTL’s operating subsidiaries were not included in the Chapter 11 filings.

On June 21, 2002, the United States Trustee appointed an official unsecured creditors’ committee. The creditors’ committee is comprised of the three indenture trustees for the debt securities of NTL and the ten members of the steering committee of NTL’s bondholders. The members of the creditors’ committee are: The Bank of New York; Wilmington Trust Company; Wells Fargo Bank Minnesota, National Association; Angelo Gordon & Co. LP; Capital Research & Management Company; Franklin Mutual Advisers, LLC; Oaktree Capital Management LLC; Salomon Brothers Asset Management; Appaloosa Management, LP; Fidelity Management & Research Co.; MacKay Shields LLC; SAB Capital Management, L.P.; and W.R. Huff Asset Management Co., LLC.

On May 24, 2002, the Debtors filed an amended joint reorganization plan and disclosure statement. The Bankruptcy Court approved the disclosure statement on July 12, 2002 as containing information of a kind and in sufficient detail to enable the holders of claims against or interests in the debtors to make an informed judgment with respect to the reorganization plan prior to exercising their right to vote to accept or reject the reorganization plan. At that time the Court set September 5, 2002 as the date for the hearing to consider confirmation of the amended joint reorganization plan as subsequently amended. On July 15, 2002, NTL Incorporated and its debtor subsidiaries filed an amended disclosure statement and a second amended joint reorganization plan. A copy of the second amended joint reorganization plan and the related disclosure statement are included as exhibits to NTL Incorporated’s Current Report on Form 8-K filed on July 16, 2002.

The filing of the petitions seeking relief filed under Chapter 11 constituted an event of default under the indentures of each of the entities which filed Chapter 11 petitions and amounts outstanding under these indentures became immediately due and payable. No action has been taken to date in respect of those defaults and any such action likely would be barred by the automatic stay that exists by virtue of the Chapter 11 filings. The filing of the Debtors’ Chapter 11 petitions also constituted an event of default under NTL’s UK credit facilities and the Cablecom credit facility, allowing the lenders thereunder to declare amounts outstanding to be immediately payable. Those lenders have not taken any action to date in respect of those defaults, and a steering committee of those lenders has agreed in principle (in a non-legally binding manner) to the proposed recapitalization.

Recapitalization Expense

Recapitalization items, net of $68.7 million in the six months ended June 30, 2002 includes $18.8 million for employee retention related to substantially all of our UK employees and $51.0 million for financial advisor, legal, accounting and consulting costs. These costs are net of $1.1 million of interest earned on accumulated cash since the Chapter 11 filing on May 8, 2002. NTL expects to incur approximately $50.0 million in additional recapitalization costs until we complete the process. The proposed joint reorganization plan provides that recapitalization costs will be allocated between NTL UK and Ireland and NTL Euroco.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries

         Recapitalization items, net consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(in millions)
Payroll and related	$(10.0)	$—	$(18.8)	$—

Professional fees	(24.0)	—	(51.0)	—

Interest earned on accumulated cash from

Chapter 11 proceeding	1.1	—	1.1	—

	$(32.9)	$—	$(68.7)	$—

         Details of operating cash receipts and payments resulting from the recapitalization are as follows:

For the period
May 8, 2002 –
June 30, 2002

(in millions)
Interest income	$0.6

Payroll and related costs paid	(0.3)

Professional fees	(1.9)

Net operating cash flows from recapitalization items	$(1.6)

DIP facility

In connection with the proposed joint reorganization plan, some members of the official unsecured creditors’ committee of bondholders committed to provide up to $500 million of new debt financing to NTL Incorporated and some of its subsidiaries, during the Chapter 11 process. The new financing ensures that NTL’s business operations have access to sufficient liquidity to continue ordinary operations. GE Capital, an affiliate of GE Capital Structured Finance Group Limited, one of the lenders under the Senior Credit Facility, and Wilmington Trust Company, the trustee under the Indentures governing certain of the NTL Incorporated subordinated notes, filed objections to the DIP facility. The Bankruptcy Court approved the DIP facility in the principal amount of $630 million (including a $130 million commitment from NTL (Delaware), Inc. and the $500 million from certain members of the creditors’ committee) over such objections in an order issued on July 3, 2002. On July 15, 2002, the various lenders under the DIP facility and NTL (Delaware), Inc., entered into the DIP facility agreement with Communications Cable Funding Corp., a wholly-owned subsidiary of NTL Communications Corp., to provide $630 million in financing to Communications Cable Funding Corp.

In connection with the commitment, NTL Incorporated and its debtor subsidiaries were to pay a commitment fee to the bondholder DIP lenders equal to 2% of the $500 million commitment (i.e., $10 million). Accordingly, on May 6, 2002, and May 7, 2002, NTL delivered to its bank written instructions to pay by wire transfer to each lender under the DIP facility such lender’s pro rata portion of the commitment fee. Due to administrative difficulties, however, some of the lenders under the DIP facility did not receive their pro rata portion of the commitment fee prior to the commencement of the Chapter 11 cases. In total, as of May 8, 2002, $428,000 of the $10 million commitment fee had not been paid to the applicable lenders under the DIP facility. Pursuant to an order of the court dated May 31, 2002, the remaining $428,000 of the commitment fee was paid to the applicable lenders under the DIP facility.

Each term loan under the DIP facility will bear interest on the unpaid principal amount for three months from July 15, 2002 at the rate of 11% per annum. With respect to each successive three month period following that date, the rate per annum will increase incrementally by 1% over the immediately preceding three month period but will not exceed 18% per annum for any three month period.

NTL (Delaware), Inc. is also a lender under the DIP facility and will lend up to $130 million. NTL (Delaware), Inc. has cash on hand and, because the Chapter 11 cases are not substantively consolidated, NTL Incorporated and its debtor subsidiaries and the steering committee of bondholders have concluded that the cash at NTL (Delaware), Inc.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries

is to be used to partially fund the reorganization of all of the debtors. NTL (Delaware), Inc. will receive interest and is entitled to the same protections as the other bondholder DIP lenders.

Under the DIP facility agreement, Communications Cable Funding is the borrower, and the other debtors (other than Diamond Cable and Diamond Holdings) are guarantors, except that NTL Communications Corp. is also a co-obligor of the loans from NTL (Delaware), Inc. Under the DIP facility agreement, the cash (except for the DIP facility proceeds) of the borrower and the guarantors will be cash collateral for the DIP facility and will not be used or transferred for any purpose whatsoever without the consent of the bondholder DIP lenders. All funding needs of the Debtors will be funded through the proceeds of the DIP facility, in accordance with a budget and the terms of the DIP facility agreement.

Under the DIP facility agreement, the loan structure contains three tranches that rank equally with each other. All amounts owed under the DIP facility agreement are required to be paid in full no later than the earlier of (i) the consummation of the reorganization plan, (ii) December 1, 2002, and (iii) the date on which all of the term loans become due and payable in full under the DIP facility agreement, whether by acceleration or otherwise.

On July 17, 2002, NTL drew the first tranche available under the facility in the amount of $229.0 million.

A copy of the DIP facility agreement was attached as an exhibit to Form 8-K filed by NTL Incorporated with the Commission on July 19, 2002.

Exit Facility

Because of the short maturity of the DIP facility and the longer term liquidity needs of NTL, as well as the requirements under the Bankruptcy Code for confirmation of and the conditions to consummation of NTL’s proposed plan, NTL will require the reorganized NTL to enter into an exit financing facility. The exit financing or any alternative financing would refinance (at least in part) the DIP facility and may be used as consideration for the refinancing of a £90 million note payable to NTL (Delaware), Inc. from NTL (UK) Group Inc. Because of the present market conditions which are unfavorable to telecommunications companies generally, there can be no assurance that NTL will successfully obtain an acceptable exit facility, although NTL is presently in discussions with various parties about alternatives.

NTL expects that the exit facility may be secured by various assets of the reorganized NTL, including those which secure the DIP facility, would rank senior to all current and future subordinated debt of the reorganized NTL.

NTL also expects that the exit facility would impose operating and financial restrictions on the reorganized NTL and its subsidiaries. These restrictions would significantly limit or prohibit, among other things, the reorganized NTL’s ability to incur additional indebtedness, pay dividends, or make distributions in respect of capital stock, make other restricted payments, enter into sale and leaseback transactions, create liens upon assets, enter into transactions with affiliates or related persons, sell assets, or consolidate, merge, or sell all or substantially all of their assets. The exit facility also likely would require the reorganized NTL to satisfy financial covenants on an ongoing basis. NTL cannot determine at this time whether these financial covenants would have a material impact on the reorganized NTL’s ability to finance future operations or capital needs or to engage in other business activities.

The terms, covenants, and conditions of an exit facility have not been finalized and remain subject to negotiation and final documentation.

Proposed Recapitalization Plan

Under the proposed recapitalization plan, NTL would be split into two companies, one tentatively called NTL UK and Ireland and holding substantially all of NTL’s UK and Ireland assets, and one tentatively called NTL Euroco and holding substantially all of NTL’s continental European and other assets.

Holders of notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom), NTL Communications Corp. and Diamond Cable Communications Limited would in the aggregate receive 100% of the initial common stock of NTL UK and Ireland (excluding shares issuable in the rights offerings

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries

and upon the exercise of warrants (discussed below) and upon the exercise of options which will be granted to certain employees of NTL UK and Ireland). Holders of notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom) and NTL Communications Corp. would in the aggregate receive (i) 100% of the preferred stock of NTL Euroco and (ii) a certain amount of cash as specified in the amended joint reorganization plan. Holders of the subordinated notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom) and NTL Communications Corp. would in the aggregate receive 86.5% of the initial common stock of NTL Euroco (excluding shares issuable upon the exercise of options which will be granted to certain employees of NTL Euroco). Holders of senior notes of NTL Communications Corp. would receive the value of a specified number of shares of common stock of NTL Euroco pursuant to the amended joint reorganization plan. Notes of the Company’s subsidiaries Diamond Holdings Limited and NTL (Triangle) LLC would remain outstanding and interest payments will be made.

Current preferred and common stockholders of NTL Incorporated, including France Telecom, would receive warrants to purchase common stock of NTL UK and Ireland and rights entitling them to purchase common stock of NTL UK and Ireland. For each share of common stock purchased upon exercise of rights, the person exercising such rights will receive a warrant to purchase one share of common stock of NTL UK and Ireland. The rights will be exercisable, on an oversubscription basis, for the 20-business day period after the entry of the confirmation order, as such period may be extended, and the warrants will be exercisable for a period of eight years at an exercise price of $77.47 per share. The number of shares to be received upon exercise of the warrants is subject to customary adjustments for stock splits, stock recapitalizations and distributions of property (other than cash) to holders of NTL UK and Ireland Common Stock. If fully exercised, the rights and warrants would entitle the current preferred stockholders of NTL Incorporated to acquire approximately 23.6% and the current common stockholders of NTL Incorporated to acquire approximately 8.9% of NTL UK and Ireland’s primary common stock on the effective date of the recapitalization. Holders of the subordinated notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom), and NTL Communications Corp. would have the right to purchase any shares of NTL UK and Ireland common stock and warrants not subscribed for in the rights offering by the preferred and common stockholders of NTL Incorporated. It is expected that the warrants will be listed or quoted on the same exchange or inter-dealer quotation system as the shares of common stock of the reorganized NTL. NTL has had preliminary conversations with the New York Stock Exchange regarding the listing of the common stock of NTL UK and Ireland on the Exchange following the effective date of its plan of reorganization. Based on these preliminary conversations there has been no indication from the New York Stock Exchange that NTL UK and Ireland will qualify for listing on the Exchange. There can be no assurance that shares of NTL UK and Ireland common stock and/or Series A warrants will be listed on an exchange or be eligible for trading on an inter-dealer quotation system on the effective date of the bankruptcy or at any time thereafter or that an orderly trading market will develop for these securities.

Current preferred stockholders of NTL Incorporated, other than France Telecom, would receive approximately 3.2% and current common stockholders of NTL Incorporated, other than France Telecom, would receive approximately 10.3% of the primary equity of NTL Euroco. It is contemplated that, subject to the consummation of the recapitalization, France Telecom would also receive NTL Incorporated’s 27% interest in Noos, pursuant to a pledge of such interest to France Telecom given at the time of its acquisition.

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

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries

The United States Bankruptcy Code also requires that a plan must provide the same treatment for each claim or interest in a particular class, unless a holder agrees to a less favorable treatment of its particular claim or interest. NTL believes that the proposed recapitalization plan complies with this requirement of the United States Bankruptcy Code. However, if a member of a class objects to its treatment, or if the Bankruptcy Court finds that the proposed recapitalization plan does not comply with the requirements of the United States Bankruptcy Code, confirmation of the plan could be delayed or prevented. In addition, each class of impaired claims and interests that will (or may) be entitled to receive property under the plan will have the opportunity to vote to accept or reject the plan. If an impaired class of claims or interests rejects the plan, the Company may request confirmation of the plan pursuant to the “cramdown” provisions of the United States Bankruptcy Code. Even if the requirements for “cramdown” are met, the Bankruptcy Court, which, as a court of equity may exercise substantial discretion, may choose not to confirm the plan. These can be no assurance that the proposed recapitalization plan will be confirmed.

Bank Waivers

Before NTL could commence negotiations with the unofficial committee of bondholders, it was necessary to obtain waivers from the lenders under NTL’s credit facilities. Effective March 8, 2002, these lenders granted waivers which, until March 29, 2002, provided that the commencement of negotiations with bondholders with a view to rescheduling its debt would not constitute an event of default under the credit facilities. Such initial waivers did not permit NTL to make to any of its bondholders an exchange or similar offer for NTL’s outstanding public notes or to enter into a legally binding agreement with the unofficial steering committee of bondholders, subject to some exceptions, without the consent of the lenders under the credit facilities. But for the initial waivers, the commencement of negotiations with bondholders would have been an event of default under the credit facilities.

Effective March 28, 2002, the lenders under the credit facilities agreed to amend the initial waivers. The amendments to the initial waivers extended the duration of the initial waivers to April 29, 2002 in the case of the UK credit facilities or May 14, 2002 in the case of the Cablecom credit facility, unless the interest payments missed by NTL Communications Corp. on April 1, 2002 were remedied or a sufficient number of bondholders agreed to forbear in respect of such non-payment, in which case, the UK credit facilities waivers were to be extended to May 14, 2002. As a condition to the amendment to the initial waivers, the UK lenders required NTL (Delaware), Inc. to loan £90 million to NTL (UK) Group, Inc. following receipt of the proceeds from the sale of NTL Australia. Such loan was actually made (with the approval of the lenders under the UK credit facilities) to NTL (UK) Group, Inc. and then on-lent to certain subsidiaries of NTL (UK) Group, Inc. This loan, which was made on April 5, 2002, is structurally senior to the outstanding public notes issued by NTL Communications Corp. and contractually senior to intra-group debt owed by NTL (UK) Group, Inc. to NTL Communications Corp. but contractually subordinated to the UK credit facilities. In connection with the amendments to the waivers, NTL affirmed the provisions of the initial waivers and agreed, among other things, not to commence voluntary dissolution proceedings, including proceedings under Chapter 11 of the United States Bankruptcy Code, without the consent of these lenders.

As of the date of this Form 10-Q, there are no current waivers from NTL’s secured lenders and NTL is therefore in default under its UK credit facilities and the Cablecom credit facility. In connection with the proposed recapitalization plan, it is intended that the existing events of default under the credit facilities will be cured by amendment with effect from the effective date of the recapitalization, if it is approved by creditors and the Bankruptcy Court. On May 2, 2002, a memorandum was executed by NTL, a steering committee of its lending banks and the unofficial committee of its public bondholders indicating the parties’ agreement in principle (on a non-legally binding basis) to the terms of the proposed recapitalization and the terms on which the Company’s UK credit facilities should be amended and restated and with respect to certain matters relating to the sale of, or investment in, Cablecom.

Cablecom GmbH, an indirect wholly-owned subsidiary of NTL (Delaware), Inc., is the principal trading company of NTL’s Swiss group. There were a number of technical defaults under the Swiss credit facility made available to Cablecom and various of its subsidiaries. In addition, as of December 31, 2001, Cablecom’s and six of its direct and indirect subsidiaries’ liabilities exceeded their respective assets. As a consequence, under Swiss law, those entities were deemed to be “overindebted”. This also constituted an event of default under the Cablecom credit facility, which entitled the lenders to accelerate repayment. Such an acceleration would have resulted in an event of default under NTL Incorporated’s and NTL (Delaware), Inc.’s 5.75% convertible subordinated notes due 2011 and 5.75% convertible subordinated notes due 2009.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries

Under Swiss law, the board of directors of an overindebted company is generally obliged to notify a judge of overindebtedness so that the judge may either institute insolvency proceedings or postpone such adjudication and take appropriate measures to preserve the value of the assets. An overindebted company is not required to notify a judge if the creditors of the overindebted entity subordinate their claims in the amount of the overindebtedness.

The problem of overindebtedness was resolved on June 26 and June 27, 2002 in certain of the overindebted subsidiaries when they were merged into Cablecom and other members of the Cablecom group. The remaining overindebted subsidiaries were not merged but the overindebtedness issue was resolved in those subsidiaries by way of subordination agreements which obviated any requirement to institute insolvency proceedings in respect of these companies.

At the end of April 2002 the defaults subsisting at that time were remedied or were waived by the restatement of the credit agreement and the grant of a waiver letter. However, conditions subsequent such as the grant of new security and the deposit of share certificates relating to minority shareholdings pledged to the banks were imposed by these documents and other new finance documents executed pursuant to the restatement.

Since the end of April 2002 the following defaults have occurred under the Cablecom finance documents: (1) The indentures issued by NTL (Delaware), Inc. and NTL Incorporated have become payable and have not been paid; (2) NTL (Delaware), Inc. has commenced negotiations with its creditors with a view to the general rescheduling of its indebtedness and has commenced proceedings under Chapter 11 of the United States Bankruptcy Code pursuant to which it intends to reorganize its debt; (3) NTL (Delaware), Inc. has liabilities which exceed the value of its assets and is unable to pay its debts as they fall due; (4) Cablecom was unable to satisfy the conditions to allow it to rollover revolving advances maturing in early July 2002. The revolving advances remained unpaid for several days until Cablecom was able to obtain the consent of the banks to waive the conditions to their rollover; (5) Certain of the conditions subsequent imposed by the restated credit agreement, the waiver letter and other finance documents executed pursuant to the restated credit agreement have yet to be fulfilled.

The outstanding defaults under the Cablecom finance documents entitle the facility agent to demand repayment of the loan and enforce the security granted to secure that loan. The facility agent has discretion to take those steps and can be compelled to take those steps by a group of banks holding at least 66-2/3% in aggregate of the loan.

Future developments in Cablecom’s business, as well as external factors, could result in a reemergence of the over indebtedness issue under Swiss law.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries

Interest Payments on Public Notes

NTL has substantial interest payment obligations under its existing indebtedness. NTL did not make its scheduled interest payments on the respective due dates as follows:

April 1, 2002:
NTL Communications Corp.	9-1/2% notes due 2008	$8.6 million
NTL Communications Corp.	11-1/2% notes due 2008	$35.9 million
NTL Communications Corp.	11-7/8% notes due 2010	$29.7 million
	Total	$74.2 million

April 15, 2002:
NTL Communications Corp.	12-3/4% notes due 2005	$17.7 million
NTL Incorporated (NTL (Delaware), Inc., co-obligor)	5-3/4% notes due 2011	$2.5 million
	Total	$20.2 million

May 15, 2002:
NTL Communications Corp.	9-1/4% notes due 2006	$10.5 million
NTL Communications Corp.	6-3/4% notes due 2008	$38.8 million
NTL Communications Corp.	9-7/8% notes due 2009	$15.7 million
	Total	$65.0 million

June 15, 2002:
Diamond Cable
Communications Limited	11-3/4% notes due 2005	$31.2 million
NTL Communications Corp.	7% notes due 2008	$17.1 million
NTL (Delaware), Inc.	5-3/4% notes due 2009	$34.5 million
	Total	$82.8 million

July 15, 2002:
NTL Incorporated (NTL (Delaware), Inc., co-obligor)	5-3/4% notes due 2011	$2.5 million

August 1, 2002:
NTL Communications Corp.	11-1/2% notes due 2006	$60.4 million
NTL Communications Corp.	12-3/8% notes dues 2008	$18.3 million
Diamond Holdings Limited	10% notes due 2008	$10.5 million
Diamond Holdings Limited	9-1/8% notes due 2008	$5.0 million
	Total	$94.2 million

August 15, 2002
NTL Communications Corp.	10% notes due 2007	$20.0 million
Diamond Cable Communications Limited	10-3/4% notes due 2007	$22.6 million
	Total	$42.6 million

Interest payments of $18.9 million were made, when due, on April 2, 2002 in respect of Diamond Cable Communications 13.25% senior discount notes due 2004. Upon emerging from Chapter 11 proceedings, NTL intends to make any required interest payments on the notes of Diamond Holdings Limited. In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its currently outstanding publicly traded notes except notes issued by NTL Triangle (a non-debtor) and, upon emergence from Chapter 11 proceedings, Diamond Holdings Limited.

If the applicable issuer does not pay interest on these notes after a 30 day grace period expires there is an event of default under the indenture in respect of the notes on which the interest is due and unpaid. An event of default entitles the trustee under the indenture or the holders of 25% of the outstanding notes to declare the principal amount of those notes to be immediately due and payable. Even if the maturity of those notes is not accelerated after the 30 day grace period, such an event of default would also result in an event of default in respect of other debt (commonly called cross defaults) under most of our other notes. Therefore, there was an event of default for failure

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries

to pay interest on May 1, 2002 under the indentures relating to the missed interest payments due April 1, 2002 and on May 16, 2002, under the indentures relating to the missed interest payments due April 15, 2002. As a result, cross defaults occurred under NTL’s other indentures at NTL Communications Corp., NTL (Delaware), Inc., NTL Incorporated and under our UK credit facilities and under the Cablecom credit facility. This gave holders of the outstanding series of debt at these entities the right to accelerate repayment of those debts by declaring the principal amount of the debts to be immediately due and payable. As a result of the payment defaults as well as the Company’s voluntary filing under Chapter 11 of the United States Bankruptcy Code on May 8, 2002, there is an event of default under all of our credit facilities and the indentures governing all of our publicly traded debt, other than debt of NTL Triangle. As a result of the Chapter 11 filings, all of our publicly traded debt, other than the debt of NTL Triangle, became immediately due and payable, pursuant to the terms of the indentures governing such debt. The automatic stay of Section 362 of the United States Bankruptcy Code prevents the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the Bankruptcy Court. However, NTL has received letters from the agents for the lenders under the UK credit facilities reserving such lenders’ rights to accelerate repayment of the facilities and to enforce the security granted in respect of the facilities on account of the defaults thereunder, actions which would not be prohibited by the automatic stay.

Credit Rating Downgrades

On April 3, 2002, credit rating agency Standard & Poor’s lowered the long-term corporate credit rating on some of NTL’s public debt to D from CCC-, citing NTL’s failure to make a bond interest payment due on April 1, 2002.

Delisting of NTL Incorporated Common Stock

On March 28, 2002, the New York Stock Exchange (“NYSE”) announced that it was suspending NTL Incorporated’s common stock from trading on the NYSE. This determination was based upon, among other things, the selling price of NTL Incorporated’s common stock, which closed at $0.20 on March 26, 2002. The continued listing standards of the NYSE, which were applicable to NTL Incorporated, required maintenance of a minimum share price of $1.00 over a 30 trading day period and average global market capitalization of $100 million over a 30 trading day period. NTL Incorporated’s common stock fell below both of these continued listing standards. In addition, on May 9, 2002, Nasdaq Europe halted trading of NTL Incorporated’s common stock pending receipt of information relating to the restructuring process because of the filing of NTL Incorporated’s Chapter 11 cases. NTL has complied with this information request, although there can be no assurance that Nasdaq Europe will (1) not make additional information requests, (2) remove the trading halt on shares of NTL Incorporated’s common stock or (3) not delist shares of NTL Incorporated’s common stock. NTL Incorporated’s common stock is currently quoted on the Over the Counter Bulletin Board under the symbol “NTLD”.

Sale of NTL Australia

On April 2, 2002, NTL announced that it had completed the previously announced sale of its Australian broadcast business to Macquarie Communications Infrastructure Holding Pty Limited for A$850 million (US$451.3 million). The net proceeds from the sale were approximately A$575.3 million (US$304.5 million). At that time, the business’ bank debt outstanding totaled A$227.3 million (US$121.7 million).

On April 5, 2002, NTL (Delaware), Inc. loaned £90 million to NTL (UK) Group Inc., which loan was funded by the proceeds of the sale of NTL Australia. This loan is subordinated to the Company’s UK credit facilities. The remaining proceeds of the sale of NTL Australia remain at NTL (Delaware), Inc., and the proposed plan of reorganization anticipates that such proceeds will form a portion of the consideration to be offered to bondholders of NTL (Delaware), Inc. and NTL Incorporated in satisfaction of their claims against those companies.

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

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries

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

Investments in and Loans to Affiliates

On April 15, 2002, a funding request for $20 million was received by NTL (Delaware), Inc. under the terms of the investment agreement relating to NTL’s investment in B2 in Sweden, a company which is deploying fiber directly to the home throughout Scandinavia. NTL has informed B2 and the other principal investors that it is not in a position to comply with this request for funding at this time. The B2 investment agreement provides that if NTL fails to provide such funding, it may be sued for non-payment and arguably could lose certain rights under the B2 shareholders’ arrangements. Pursuant to the applicable documents, if this occurs the majority remaining shareholders may also elect to terminate the shareholder arrangements with respect to NTL and exercise a contractual right to acquire on a pro rata basis NTL’s interest in B2 at 25% of fair market value. If the remaining shareholders elected to exercise these rights, NTL could be forced to sell its stake in B2 at a loss. On June 25, 2002, B2 and its remaining shareholders filed a motion in the Bankruptcy Court requesting relief from the automatic stay provisions of section 362 of the Bankruptcy Code to exercise their rights under the relevant agreements. Notwithstanding the arguments raised in the motion, NTL believes that the Bankruptcy Code provides various defenses and protections of and for NTL’s rights under the B2 investment agreement and in respect of its equity interest in B2 and intends to enforce vigorously its rights and protections.

Premium TV Limited, a wholly-owned subsidiary of NTL (Delaware), Inc., is obliged to provide funding of up to approximately £62.0 million ($94.5 million) to fund various of its joint venture interests. Of this amount, the payment of approximately £50.0 million ($76.2 million) has been guaranteed by NTL (Delaware), Inc. If Premium TV Limited fails to provide its committed funding under the relevant shareholder arrangements relating to these joint ventures, Premium TV Limited and, in respect of the guaranteed amounts, NTL (Delaware), Inc., may be sued for non-payment. As a result of the recapitalization process, the relevant joint venture partners may assert that they can compulsorily acquire Premium TV Limited’s interest in the relevant joint venture at a third party appraisal valuation. Premium TV Limited is currently in discussions with certain of these joint venture partners with a view to restructuring the relevant joint ventures. In the event that these discussions do not reach a resolution acceptable to Premium TV Limited, Premium TV Limited may seek to discontinue these joint ventures and terminate their activities, which may also result in a cessation of substantially all of Premium TV Limited’s activities. As a result of the restructuring process, the relevant joint venture partners may assert that they can compulsorily acquire Premium TV Limited’s interest in the relevant joint venture at a third party appraisal valuation. NTL believes, however, that it has various defenses and protections under the Bankruptcy Code against such actions and intends to enforce vigorously its rights and protections.

Relationships with Suppliers

The uncertainty over NTL’s financial condition may adversely affect its relationships with its suppliers. If NTL’s suppliers become increasingly concerned about its financial condition, they may demand quicker payment terms or not extend normal trade credit, both of which could further adversely affect its results of operations, financial condition and cash flows.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries

Defaults under Indebtedness

Set forth below is a description of defaults, as well as whether such defaults have led to an event of default or acceleration of indebtedness, with respect to our bank facilities and our outstanding notes, each as of May 8, 2002, the date of the Chapter 11 filings of NTL Incorporated and its debtor subsidiaries. As a consequence of the Chapter 11 filings on May 8, 2002, all amounts outstanding under the indentures governing the high yield and convertible debt of the entities having commenced Chapter 11 cases automatically became immediately due and payable. However, the automatic stay of Section 362 of the United States Bankruptcy Code serves to prevent the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the Bankruptcy Court.

Credit Facilities

Amount
available/amount
		outstanding		Event of default/
		(as of June	Defaults	acceleration
	NTLCL	30, 2002)	(as of May 8, 2002)	(as of May 8, 2002)

1.	Working Capital Facility	Nil available $622.4 million outstanding	Default (negotiation with bondholders with a view to rescheduling, failure to pay interest on outstanding notes after 30-day grace period, Chapter 11 filings)	Event of default with respect to entire amount; lenders can accelerate entire amount

2.	Senior Credit Facility	Nil available $4,245.4 million outstanding	Default (negotiation with bondholders with a view to rescheduling, failure to pay interest on outstanding notes after 30-day grace period, Chapter 11 filings)	Event of default with respect to entire amount; lenders can accelerate entire amount

Cablecom

3.	Term Loan Facility	Nil available $1,809.5 million outstanding	Default (negotiation with bondholders with a view to rescheduling, failure to pay interest on outstanding notes after 30-day grace period, Chapter 11 filings)	Event of default with respect to entire amount; lenders can accelerate entire

4.	Revolving Facility	Nil available $707.1 million outstanding	Default (negotiation with bondholders with a view to rescheduling, failure to pay interest on notes after 30-day grace period, Chapter 11 filings)	Event of default with respect to entire amount; lenders can accelerate entire amount

Outstanding Public Notes

		Amount outstanding		Event of default/
		(as of June 30,	Defaults	acceleration
		2002)	(as of May 8, 2002)	(as of May 8, 2002)

NTL Incorporated (NTL (Delaware), Inc.) co-obligor

1.	5-3/4% Convertible Subordinated Notes due June 22, 2011	$100.0 million	Payment default of $2.5 million of interest due April 15, 2002; Chapter 11 filings – entire amount outstanding	Event of default/acceleration of entire amount

NTL (Delaware), Inc.

2.	5-3/4% Convertible Subordinated Notes due December 15, 2009	$1,200.0 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

NTL Communications Corp.

3.	12-3/4% Senior Deferred Coupon Notes due 2005	$277.8 million	Payment default of $17.7 million of interest due April 15, 2002; Chapter 11 filings – entire amount outstanding	Event of default/acceleration of entire amount

4.	11-1/2% Senior Deferred Coupon Notes due 2006	$1,050.0 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries

5.	10% Senior Notes due 2007	$400.0 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

6.	9-1/2% Senior Sterling Notes due 2008, less unamortized discount	$190.2 million	Payment default of $8.6 million of interest due April 1, 2002; Chapter 11 filings – entire amount outstanding	Event of default/acceleration of entire amount

7.	10-3/4% Senior Deferred Coupon Sterling Notes due 2008	$416.1 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

8.	9-3/4% Senior Deferred Coupon Notes due 2008	$1,193.3 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

9.	9-3/4% Senior Deferred Coupon Sterling Notes due 2009	$418.4 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

10.	11-1/2% Senior Notes due 2008	$625.0 million	Payment default of $35.9 million of interest due April 1, 2002; Chapter 11 filings – entire amount outstanding	Event of default/acceleration of entire amount

11.	12-3/8% Senior Deferred Coupon Notes due 2008	$380.6 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

12.	7% Convertible Subordinated Notes due 2008	$489.8 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

13.	9-1/4% Senior Euro Notes due 2006	$246.4 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

14.	9-7/8% Senior Euro Notes due 2009	$345.0 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

15.	11-1/2% Senior Deferred Coupon Euro Notes due 2009	$156.1 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

16.	11-7/8% Senior Notes due 2010, less unamortized discount	$491.2 million	Payment default of $29.7 million of interest due April 1, 2002; Chapter 11 filings – entire amount outstanding	Event of default/acceleration of entire amount

17.	12-3/8% Senior Euro Notes due 2008, plus unamortized discount	$296.5 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

18.	6-3/4% Convertible Senior Notes due 2008	$1,150.0 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

NTL Triangle

19.	11.2% Senior Discount Debentures due November 15, 2007	$517.3 million	None	None

Diamond

20.	13-1/4% Senior Discount Notes due 2004	$285.1 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

21.	11-3/4% Senior Discount Notes due 2005	$531.0 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

22.	10-3/4% Senior Discount Notes due 2007	$420.5 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries

23.	10% Senior Sterling Notes due 2008, issued by Diamond Holdings plc	$205.8 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace amount outstanding	Event of default/acceleration of entire amount

24.	9-1/8% Senior Notes due 2008, issued by Diamond Holdings plc	$110.0 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

Description of Outstanding Notes and Credit Facilities

The following summarizes the terms of the significant notes and credit facilities issued by the Company and its subsidiaries as of June 30, 2002 . The holders of the debt have the right to accelerate repayment, or may have such right, which has caused all of the Company’s long-term debt to be classified as current, except for the long-term debt included in liabilities subject to compromise. The automatic stay of Section 362 of the United States Bankruptcy Code prevents the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the Bankruptcy Court. However, NTL has received letters from the agents for the lenders under the UK credit facilities reserving such lenders’ rights to accelerate repayment of the facilities and to enforce the security granted in respect of the facilities on account of the defaults thereunder, actions which would not be prohibited by the automatic stay.

NTL Delaware:

(1)	5 3/4% Convertible Subordinated Notes due December 15, 2009, principal amount at maturity of $1,200.0 million, interest payable semiannually from June 15, 2000, redeemable at the Company’s option on or after December 18, 2002, convertible into shares of NTL Incorporated stock at a conversion price of $108.18 per share;

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries

NTLCL:

(2)	Working Capital Facility, originally for £1,300.0 million ($1,981.9 million); following the issuance of new debt beginning in October 2000, the commitment has been reduced by £882.5 million ($1,345.4 million), of which £408.3 million ($622.5 million) was outstanding as of June 30, 2002. Interest payable at least every six months at LIBOR plus a margin rate of 6.50% per annum, which is subject to adjustment; effective interest rate of 10.65% at June 30, 2002; the unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly; principal is due in full on March 31, 2006; no undrawn amounts are available under this agreement;

(3)	Senior Credit Facility, of which £2,784.8 million ($4,245.4 million) was outstanding as of June 30, 2002; originally for £2,500.0 million ($3,811.3 million), dated May 30, 2000; interest payable at least every six months at LIBOR plus a margin rate of 2.00% per annum, which is subject to adjustment; effective interest rate of 6.16% at June 30, 2002; the unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized; principal is due in six quarterly installments beginning on June 30, 2004; as amended and restated pursuant to a Restatement Amendment Agreement dated September 26, 2001 which, inter alia, amended such Senior Credit Facility to make available a £200.0 million ($304.9 million) Term Facility (interest payable on such Term Facility at least every six months at LIBOR plus a margin rate of 3.50% per annum, effective interest rate of 7.66% at June 30, 2002, principal is due in eight quarterly installments beginning on June 30, 2006) and increase the availability of funds under the Senior Credit Facility by £84.8 million ($129.3 million);

Cablecom:

(4)	Term Loan Facility, of which CHF 2,700.0 million ($1,809.5 million) was outstanding as of June 30, 2002, interest payable at least every six months at Swiss LIBOR plus a margin rate of 2.5% per annum, which is subject to adjustment, effective interest rate of 4.30% at June 30, 2002, principal is due on April 30, 2003;

(5)	Revolving Facility of CHF 1,400.0 million ($938.3 million), of which CHF 1,055.0 million ($707.1 million) was outstanding as of June 30, 2002, interest payable at least every six months at Swiss LIBOR plus a margin rate of 2.50% per annum, which is subject to adjustment, effective interest rate of 4.21% at June 30, 2002, the unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized, principal is due on April 30, 2003; the amount available has been capped at the CHF 1,055.0 million outstanding although the availability may be increased with the consent of the requisite majority of the lenders;

NTL Communications:

(6)	12 3/4% Senior Deferred Coupon Notes due April 15, 2005, principal amount at maturity of $277.8 million, interest payable semiannually from October 15, 2000, redeemable at the Company’s option on or after April 15, 2000;

(7)	11 1/2% Senior Deferred Coupon Notes due February 1, 2006, principal amount at maturity of $1,050.0 million, interest payable semiannually from August 1, 2001, redeemable at the Company’s option on or after February 1, 2001;

(8)	10% Senior Notes due February 15, 2007, principal amount at maturity of $400.0 million, interest payable semiannually from August 15, 1997, redeemable at the Company’s option on or after February 15, 2002;

(9)	9 1/2% Senior Sterling Notes due April 1, 2008, principal amount at maturity of £125.0 million ($190.6 million), interest payable semiannually from October 1, 1998, redeemable at the Company’s option on or after April 1, 2003;

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries

(10)	10 3/4% Senior Deferred Coupon Sterling Notes due April 1, 2008, principal amount at maturity of £300.0 million ($457.4 million), interest payable semiannually beginning on October 1, 2003, redeemable at the Company’s option on or after April 1, 2003;

(11)	9 3/4% Senior Deferred Coupon Notes due April 1, 2008, principal amount at maturity of $1,300.0 million, interest payable semiannually beginning on October 1, 2003, redeemable at the Company’s option on or after April 1, 2003;

(12)	9 3/4% Senior Deferred Coupon Sterling Notes due April 15, 2009, principal amount at maturity of £330.0 million ($503.1 million), interest payable semiannually beginning on October 15, 2004, redeemable at the Company’s option on or after April 15, 2004;

(13)	11 1/2% Senior Notes due October 1, 2008, principal amount at maturity of $625.0 million, interest payable semiannually from April 1, 1999, redeemable at the Company’s option on or after October 1, 2003;

(14)	12 3/8% Senior Deferred Coupon Notes due October 1, 2008, principal amount at maturity of $450.0 million, interest payable semiannually beginning on April 1, 2004, redeemable at the Company’s option on or after October 1, 2003;

(15)	7% Convertible Subordinated Notes due December 15, 2008, principal amount at maturity of $489.8 million, interest payable semiannually from June 15, 1999, convertible into shares of NTL Incorporated common stock at a conversion price of $39.20 per share, redeemable at the Company’s option on or after December 15, 2001;

(16)	9 1/4% Senior Euro Notes due November 15, 2006, principal amount at maturity of €250.0 million ($246.4 million), interest payable semiannually from May 15, 2000;

(17)	9 7/8% Senior Euro Notes due November 15, 2009, principal amount at maturity of €350.0 million ($345.0 million), interest payable semiannually from May 15, 2000, redeemable at the Company’s option on or after November 15, 2004;

(18)	11 1/2% Senior Deferred Coupon Euro Notes due November 15, 2009, principal amount at maturity of €210.0 million ($207.0 million), interest payable semiannually beginning on May 15, 2005, redeemable at the Company’s option on or after November 15, 2004;

(19)	11 7/8% Senior Notes due October 1, 2010, principal amount at maturity of $500.0 million, interest payable semiannually from April 1, 2001, redeemable at the Company’s option on or after October 1, 2005;

(20)	12 3/8% Senior Euro Notes due February 1, 2008; principal amount at maturity of €300.0 million ($295.7 million), interest payable semiannually from August 1, 2001;

(21)	6 3/4% Convertible Senior Notes due May 15, 2008, principal amount at maturity of $1,150.0 million, interest payable semiannually from November 15, 2001, convertible into shares of NTL Incorporated common stock at a conversion price of $32.728 per share, redeemable at the Company’s option on or after May 21, 2004;

NTL Triangle:

(22)	11.2% Senior Discount Debentures due November 15, 2007, principal amount at maturity of $517.3 million, interest payable semiannually from May 15, 2001, redeemable at NTL Triangle’s option after November 15, 2000;

Diamond:

(23)	13 1/4% Senior Discount Notes due September 30, 2004, principal amount at maturity of $285.1 million, interest payable semiannually from March 31, 2000, redeemable at Diamond’s option after September 30, 1999;

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries

(24)	11 3/4% Senior Discount Notes due December 15, 2005, principal amount at maturity of $531.0 million, interest payable semiannually from June 15, 2001, redeemable at Diamond’s option on or after December 15, 2000;

(25)	10 3/4% Senior Discount Notes due February 15, 2007, principal amount at maturity of $420.5 million, interest payable semiannually beginning on August 15, 2002, redeemable at Diamond’s option on or after December 15, 2002;

(26)	10% Senior Sterling Notes due February 1, 2008, issued by Diamond Holdings plc, a wholly-owned subsidiary of Diamond, principal amount at maturity of £135.0 million ($205.8 million), interest payable semiannually from August 1, 1998, redeemable at Diamond’s option on or after February 1, 2003; and

(27)	9 1/8% Senior Notes due February 1, 2008, issued by Diamond Holdings plc, principal amount at maturity of $110.0 million, interest payable semiannually from August 1, 1998, redeemable at Diamond’s option on or after February 1, 2003.

Contractual Obligations and Commercial Commitments

The following table includes aggregate information about the Company’s contractual obligations as of June 30, 2002 and the periods in which payments are due. The holders of the long-term debt have the right to accelerate repayment, or may have such right, which has caused all of the Company’s long-term debt to be classified as current, except for the long-term debt included in liabilities subject to compromise. The automatic stay of Section 362 of the United States Bankruptcy Code prevents the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the Bankruptcy Court. However, NTL has received letters from the agents for the lenders under the UK credit facilities reserving such lenders’ rights to accelerate repayment of the facilities and to enforce the security granted in respect of the facilities on account of the defaults thereunder, actions which would not be prohibited by the automatic stay.

Payments Due by Period

Contractual		Less than	1-3	4-5	After
Obligations	Total	1 Year	Years	Years	5 Years

	(in millions)
Long-Term Debt	$19,214.3	$2,523.5	$1,008.4	$6,832.4	$8,850.0

Capital Lease Obligations	196.0	7.2	14.1	13.3	161.4

Operating Leases	746.9	80.5	133.1	106.5	426.8

Unconditional Purchase Obligations	1,543.6	383.3	388.8	215.3	556.2

Other Long-Term Obligations	None

Total Contractual Cash Obligations	$21,700.8	$2,994.5	$1,544.4	$7,167.5	$9,994.4

The following table includes aggregate information about the Company’s commercial commitments as of June 30, 2002. Commercial commitments are items that the Company could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet.

Amount of Commitment Expiration Per Period

Other Commercial	Total Amounts	Less than	1-3	4-5	Over
Commitments	Committed	1 Year	Years	Years	5 Years

	(in millions)
Guarantees	$29.9	$0.9	$13.8	$0.2	$15.0

Lines of Credit	None

Standby Letters of Credit	None

Standby Repurchase Obligations	None

Other Commercial Commitments	40.4	3.8	27.4	9.2	–

Total Commercial Commitments	$70.3	$4.7	$41.2	$9.4	$15.0

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries

Consolidated Statements of Cash Flows

Cash provided by (used in) operating activities was $125.2 million and $(184.9) million in the six months ended June 30, 2002 and 2001, respectively. Cash paid for interest exclusive of amounts capitalized in the six months ended June 30, 2002 and 2001 was $275.1 million and $428.3 million, respectively. In addition, the change in cash used in operating activities is also due to changes in working capital as a result of the timing of receipts and disbursements.

Purchases of fixed assets were $465.5 million in 2002 and $1,056.4 million in 2001 as a result of the continuing fixed asset purchases and construction. The Company expects to further reduce purchases of fixed assets in 2002 in an effort to conserve cash.

Proceeds from borrowings, net of financing costs, of $536.1 million in 2002 includes $445.2 million borrowed under the NTLCL working capital facility, net of costs of $9.4 million and $110.3 million borrowed under the Cablecom Revolving facility, net of costs of $10.0 million.

Results of Operations

We provide a broad range of communication services, including: (i) consumer telecommunications and television, (ii) business telecommunications and (iii) broadcast transmission and other related services. Our consumer telecommunications and television services include broadband services to consumer markets comprising residential telephone, analog and digital cable television, narrowband and broadband Internet access, and interactive services. Business telecommunications consist of broadband services to business markets, comprising business telecommunications, national and international carrier telecommunications, narrowband and broadband Internet services, and managed network services. Our broadcast transmission and other services include digital and analog television and radio broadcast transmission services, satellite and media services for programmers, news agencies, sports broadcasters and production companies, and tower site rental and associated services to a variety of carriers operating wireless networks.

As expected, our growth in 2002 has been curtailed by funding constraints. Although our current business plan includes a reduction in the number of new customers and an increase in revenue from existing customers, our cash constraints present many challenges to the successful execution of the plan. We are conserving cash through a reduction in capital expenditures including expenditures to connect new customers to our network. In order to maintain revenues and cash from operations while reducing the number of new customers, we must reduce and limit customer churn. We intend to continue to improve our customer service and increase our service offering to customers in an effort to curtail and reduce churn. We are in the process of integrating our various billing systems and customer databases in an effort to improve one of the main tools we use to provide customer service. This effort is beginning to achieve results as the first franchise area was successfully migrated to the new billing platform in June 2002. We expect to substantially complete the project by the second quarter of 2003. The total project cost is estimated to be approximately £45.0 million, of which we have incurred approximately £5.0 million through June 30, 2002.

Our plan to reduce churn and to increase ARPU includes an increase in broadband services to our existing customers. We believe that our triple play offering of telephony, broadband access to the Internet and digital television will continue to prove attractive to our existing customer base, which will result in higher ARPU as revenues per existing customer increase. We may also benefit from the financial difficulties exhibited by some of the newer companies that compete with us through churn of their customers. However, there is still significant competition in our markets, through digital satellite and digital terrestrial television and through alternative Internet access media, such as DSL offered by BT. If we are unable to charge the prices for these services in the future that we anticipate in our business plan in response to competition or if our competition is able to attract our customers, our results of operations will be adversely affected.

Media speculation regarding our financial condition and potential outcomes of the recapitalization process could have an adverse effect on parts of our business. Similarly, negative press about the financial condition of alternative telecom carriers in general may effect our reputation. One of the key strategies in our business plan is to increase our penetration of higher value small to medium size enterprises (or SMEs) and provide increased retail services of

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries

bundled voice, data and Internet services for SMEs. However, due to the negative publicity surrounding our financial condition and the effect of that publicity on our brand name, we have found it difficult to convince SMEs to become our customers. We believe our recapitalization process and the general climate for alternative telecom carriers effected our revenues in the first quarter of 2002 as prospective customers began deferring orders beginning in the fourth quarter of 2001. Even if we successfully complete the recapitalization process, there is no assurance that the negative publicity will not adversely impact our results of operations or have a long-term negative effect on our brand.

In addition, this uncertainty may adversely affect our relationships with suppliers. If suppliers become increasingly concerned about our financial condition, they may demand faster payments or not extend normal trade credit, both of which could further adversely affect our cash conservation measures and our results of operations. However, this did not have any significant effect on our results of operations or cash flows in the first half of 2002.

There can be no assurance that we will successfully complete the proposed recapitalization plan in a timely manner in order to sustain our operations.

On April 2, 2002, we announced the completion of the sale of our Australian broadcast business. NTL Australia is accounted for as a discontinued operation, and accordingly, NTL Australia is excluded from the results of continuing operations for the three and six months ended June 30, 2002 and 2001.

Three Months Ended June 30, 2002 and 2001

Consolidated revenues increased by 3.6% to $915.4 million in three months ended June 30, 2002, as compared to $883.4 million in the three months ended June 30, 2001. Revenue growth was achieved by improving our product offers, increasing our broadband and digital TV customer base, raising prices and by serving new customers and signing new contracts in our Broadcast and Business telecoms divisions. Revenue growth in the Business telecoms division was also the result of the acquisition of Viatel UK in the third quarter of 2001.

In the three months ended June 30, 2002 and 2001, the United Kingdom accounted for 86.1% and 87.2%, respectively, Switzerland accounted for 11.5% and 10.9%, respectively, and other geographic regions accounted for 2.4% and 1.9%, respectively of total consolidated revenues.

In the three months ended June 30, 2002 and 2001, consumer telecommunications and television revenues were 68.2% and 70.0%, respectively, business telecommunications revenues were 23.4% and 22.3%, respectively and broadcast transmission and other revenues were 8.4% and 7.7%, respectively of total consolidated revenues.

Consumer telecommunications and television revenues increased to $624.3 million from $618.4 million primarily as a result of changes in foreign currency exchange rates. These revenues in UK pounds decreased to £427.0 million from £435.8 million. The decrease in revenues was primarily due to the sale of part of our indirect access telephony business in October 2001 that accounted for £13.8 million of consolidated revenues in the three months ended June 30, 2001. Consumer telecommunications and television revenues have also been affected by a reduction in the customer base due to disconnects, lower telephony usage and fewer premium package television customers. This decrease was partially offset by price increases and upselling new services to customers.

Business telecommunications revenues increased to $214.6 million from $196.6 million. The acquisition of the assets and contracts of Viatel UK in the third quarter of 2001 accounted for $32.1 million of the revenue in the three months ended June 30, 2002. The reduction in revenue after excluding the Viatel revenue primarily results from a lack of major installations and orders and a decline in carrier revenues.

Broadcast transmission and other revenues increased to $76.5 million from $68.4 million. The increase reflects increases in the number of broadcast television and FM radio customers and accounts, which exceeded price cap reductions in our regulated services, and increases in satellite and media services used by broadcast and media customers. We expect growth in broadcast services to be driven primarily by contracts related to the increased demand for tower infrastructure by wireless services operators expanding and upgrading their networks for wireless broadband, the digitalization of analog television and radio signals and the further development of programming for

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries

the European markets requiring satellite and terrestrial distribution services.

Operating expenses (including network expenses) decreased to $410.5 million from $432.7 million primarily as a result of decreases in telephony interconnection and television programming costs. The acquisition of the assets and contracts of Viatel UK in the third quarter of 2001 accounted for $29.2 million of the operating expenses in the three months ended June 30, 2002. Operating expenses as a percentage of revenues decreased to 44.8% in 2002 from 49.0% in 2001.

Selling, general and administrative expenses decreased to $250.6 million from $291.0 million, which reflects various cost savings efforts including restructurings announced in the fourth quarter of 2001. Selling, general and administrative expenses in the three months ended June 30, 2002 include a non-cash reserve of $19.6 million for certain assets of Premium TV Limited (our television programming subsidiary) that reduced their carrying value to $3.2 million. Selling, general and administrative expenses as a percentage of revenues decreased to 27.4% (and to 25.2% excluding the reserve) in 2002 from 32.9% in 2001.

Other charges of $16.7 million in the three months ended June 30, 2002 include asset impairment charges of $12.9 million, restructuring charges of $2.1 million and costs incurred for information technology integration and for business rationalization consulting of $1.7 million. Other charges of $17.9 million in the three months ended June 30, 2001 were for information technology integration and for business rationalization consulting incurred by NTL UK. Asset impairment charges of $12.9 million in 2002 are non-cash charges to write-down certain long-lived assets to their estimated fair values based on our assessment that their carrying value was not recoverable. This charge includes fixed assets of $1.0 million and other assets of $11.9 million, all of which relates to our consumer segment. Restructuring charges of $2.1 million in 2002 include severance and related expenses of $1.0 million and costs of $1.1 million to shutdown a non-critical operation in the UK. The information technology integration and business rationalization consulting costs of $1.7 million were incurred by Cablecom in 2002.

Corporate expenses decreased to $6.1 million from $10.1 million due to a decrease in legal, accounting, other professional and employee related costs. In addition, corporate expenses in the three months ended June 30, 2001 included a write-down of certain investments of $1.7 million.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries

Depreciation expense increased to $385.4 million from $359.2 million primarily due to an increase in depreciation of telecommunications and cable television equipment.

Amortization expense decreased to $34.4 million from $442.0 million due to the adoption of SFAS No. 142 on January 1, 2002 which ended the amortization of goodwill and other indefinite lived intangible assets. Amortization expense in the three months ended June 30, 2001, after deducting the amortization of goodwill and other indefinite lived intangible assets of $406.1 million, would have been $35.9 million.

Interest income and other, net increased to $12.5 million from $3.9 million primarily as a result of an increase in cash available for investment.

Interest expense decreased to $268.3 million from $329.5 million as a result of our application of AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). Pursuant to SOP 90-7, interest expense is included in the results of operations only to the extent that it will be paid during the proceeding or that it is probable that it will be an allowed priority, secured or unsecured claim. In accordance with the proposed recapitalization plan, we do not plan to make future interest payments on our outstanding publicly traded notes, except notes issued by NTL Triangle (a non-debtor) and, upon emergence from the Chapter 11 proceedings, Diamond Holdings Limited. Our contractual interest for the three months ended June 30, 2002 was $399.8 million. The increase in contractual interest expense in 2002 as compared to 2001 is primarily due to additional borrowings under credit facilities subsequent to June 30, 2001 and the issuance of additional notes in May and June 2001. Interest of $59.7 million and $243.7 million was paid in cash in the three months ended June 30, 2002 and 2001, respectively.

Share of losses from equity investments decreased to $21.7 million from $52.0 million primarily due to a reduction in the net loss of B2 (due to an adjustment to our estimate of B2’s loss in the three months ended June 30, 2001).

Foreign currency transaction (losses) gains were losses of $59.7 million in the three months ended June 30, 2002 and gains of $22.6 million in the three months ended June 30, 2001. The change is primarily due to the effect of changes in exchange rates. We and certain of our subsidiaries have cash, cash equivalents and debt denominated in non-U.S. dollar currencies that are affected by changes in exchange rates. In addition, certain of our foreign subsidiaries whose functional currency is not the U.S. dollar have cash, cash equivalents and debt denominated in U.S. dollars which are affected by changes in exchange rates.

Recapitalization items, net was $32.9 million in the three months ended June 30, 2002 including $10.0 million for employee retention related to substantially all of our UK employees and $24.0 million for financial advisor, legal, accounting and consulting costs. These costs are net of $1.1 million of interest earned on accumulated cash since the Chapter 11 filing on May 8, 2002. NTL expects to incur approximately $50.0 million in additional recapitalization costs until the process is completed.

Gain on sale of NTL Australia of $8.4 million, net of income tax expense of $4.5 million, is the result of the April 2, 2002 sale of our Australian broadcast business to Macquarie Communications Infrastructure Holding Pty Limited for A$850.0 million (US$451.3 million). The net proceeds from the sale after the repayment of the outstanding bank credit facility and transaction related costs were A$575.3 million (US$304.5 million).

Net loss was $524.5 million and $1,014.0 million in the three months ended June 30, 2002 and 2001, respectively. This change was the result of the factors discussed above, particularly the $407.6 million reduction in amortization expense.

Six Months Ended June 30, 2002 and 2001

Consolidated revenues increased by 2.6% to $1,808.5 million in six months ended June 30, 2002, as compared to $1,762.6 million in the six months ended June 30, 2001. Revenue growth was achieved by improving our product offers, increasing our broadband and digital TV customer base, raising prices and by serving new customers and signing new contracts in our Broadcast and Business telecoms divisions. Revenue growth in the Business telecoms division was also the result of the acquisition of Viatel UK in the third quarter of 2001.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries

In the six months ended June 30, 2002 and 2001, the United Kingdom accounted for 86.7% and 86.9%, respectively, Switzerland accounted for 11.0% and 11.1%, respectively, and other geographic regions accounted for 2.3% and 2.0%, respectively of total consolidated revenues.

In the six months ended June 30, 2002 and 2001, consumer telecommunications and television revenues were 68.2% and 69.7%, respectively, business telecommunications revenues were 23.7% and 22.5%, respectively and broadcast transmission and other revenues were 8.1% and 7.8%, respectively of total consolidated revenues.

Consumer telecommunications and television revenues increased to $1,232.7 million from $1,229.3 million. These revenues in UK pounds decreased to £853.6 million from £854.7 million. The revenue in the six months ended June 30, 2001 includes $44.5 million (£30.8 million) from a part of our indirect access telephony business that was sold in October 2001. Consumer telecommunications and television revenues have also been affected by a reduction in the customer base due to disconnects, lower telephony usage and fewer premium package television customers. This decrease was partially offset by price increases and upselling new services to customers.

Business telecommunications revenues increased to $429.3 million from $396.8 million. The acquisition of the assets and contracts of Viatel UK in the third quarter of 2001 accounted for $63.2 million of the revenue in the six months ended June 30, 2002. The reduction in revenue after excluding the Viatel revenue primarily results from a lack of major installations and orders and a decline in carrier revenues.

Broadcast transmission and other revenues increased to $146.5 million from $136.5 million. The increase reflects increases in the number of broadcast television and FM radio customers and accounts, which exceeded price cap reductions in our regulated services, and increases in satellite and media services used by broadcast and media customers. We expect growth in broadcast services to be driven primarily by contracts related to the increased demand for tower infrastructure by wireless services operators expanding and upgrading their networks for wireless broadband, the digitalization of analog television and radio signals and the further development of programming for the European markets requiring satellite and terrestrial distribution services.

Operating expenses (including network expenses) decreased to $843.4 million from $870.7 million primarily as a result of decreases in telephony interconnection and television programming costs. The acquisition of the assets and contracts of Viatel UK in the third quarter of 2001 accounted for $54.7 million of the operating expenses in the three months ended June 30, 2002. Operating expenses as a percentage of revenues declined to 46.6% in 2002 from 49.4% in 2001.

Selling, general and administrative expenses decreased to $465.5 million from $612.2 million, which reflects various cost savings efforts including restructurings announced in the fourth quarter of 2001. Selling, general and administrative expenses in the three months ended June 30, 2002 include a non-cash reserve of $19.6 million for certain assets of Premium TV Limited (our television programming subsidiary) that reduced their carrying value to $3.2 million. Selling, general and administrative expenses as a percentage of revenues decreased to 25.7% (and 24.7%, excluding the reserve) in 2002 from 34.7% in 2001.

Other charges of $19.3 million in the six months ended June 30, 2002 include asset impairment charges of $12.9 million, restructuring charges of $3.7 million and costs incurred for information technology integration and for business rationalization consulting of $2.7 million. Other charges of $25.3 million in the six months ended June 30, 2001 were for information technology integration and for business rationalization consulting incurred by NTL UK. Asset impairment charges of $12.9 million in 2002 are non-cash charges to write-down certain long-lived assets to their estimated fair values based on our assessment that their carrying value was not recoverable. This charge includes fixed assets of $1.0 million and other assets of $11.9 million, all of which relates to our consumer segment. Restructuring charges of $3.7 million in 2002 include severance and related expenses of $2.6 million incurred by NTL Ireland and NTL UK and costs of $1.1 million to shutdown a non-critical operation in the UK. The information technology integration and business rationalization consulting costs of $2.7 million were incurred by Cablecom in 2002.

Corporate expenses decreased to $15.6 million from $17.1 million due to a decrease in legal, accounting, other professional and other costs.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries

Depreciation expense increased to $748.3 million from $690.5 million primarily due to an increase in depreciation of telecommunications and cable television equipment.

Amortization expense decreased to $66.9 million from $865.9 million due to the adoption of SFAS No. 142 on January 1, 2002 which ended the amortization of goodwill and other indefinite lived intangible assets. Amortization expense in the six months ended June 30, 2001, after deducting the amortization of goodwill and other indefinite lived intangible assets of $794.0 million, would have been $71.9 million.

Interest income and other, net increased to $32.2 million from $12.9 million primarily as a result of an increase in cash available for investment.

Interest expense decreased to $637.7 million from $684.6 million as a result of our application of AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). Pursuant to SOP 90-7, interest expense is included in the results of operations only to the extent that it will be paid during the proceeding or that it is probable that it will be an allowed priority, secured or unsecured claim. In accordance with the proposed recapitalization plan, we do not plan to make future interest payments on our outstanding publicly traded notes, except notes issued by NTL Triangle (a non-debtor) and, upon emergence from the Chapter 11 proceedings, Diamond Holdings Limited. Our contractual interest for the six months ended June 30, 2002 was $769.2 million. The increase in contractual interest expense in 2002 as compared to 2001 is primarily due to additional borrowings under credit facilities subsequent to June 30, 2001 and the issuance of additional notes in May and June 2001. Interest of $301.5 million and $468.9 million was paid in cash in the six months ended June 30, 2002 and 2001, respectively.

Share of losses from equity investments decreased to $55.0 million from $94.9 million primarily due to a reduction in the net losses of various investees (including our estimates of their net losses, where applicable).

Foreign currency transaction (losses) gains were losses of $64.6 million in the six months ended June 30, 2002 and gains of $9.4 million in the six months ended June 30, 2001. The change is primarily due to the effect of changes in exchange rates. We and certain of our subsidiaries have cash, cash equivalents and debt denominated in non-U.S. dollar currencies that are affected by changes in exchange rates. In addition, certain of our foreign subsidiaries whose functional currency is not the U.S. dollar have cash, cash equivalents and debt denominated in U.S. dollars which are affected by changes in exchange rates.

Recapitalization items, net was $68.7 million in the six months ended June 30, 2002 including $18.8 million for employee retention related to substantially all of our UK employees and $51.0 million for financial advisor, legal, accounting and consulting costs. These costs are net of $1.1 million of interest earned on accumulated cash since the Chapter 11 filing on May 8, 2002. NTL expects to incur approximately $50.0 million in additional recapitalization costs until the process is completed.

Gain on sale of NTL Australia of $8.4 million, net of income tax expense of $4.5 million, is the result of the April 2, 2002 sale of our Australian broadcast business to Macquarie Communications Infrastructure Holding Pty Limited for A$850.0 million (US$451.3 million). The net proceeds from the sale after the repayment of the outstanding bank credit facility and transaction related costs were A$575.3 million (US$304.5 million).

Net loss was $1,088.2 million and $2,050.2 million in the six months ended June 30, 2002 and 2001, respectively. This change was the result of the factors discussed above, particularly the $799.0 million reduction in amortization expense.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries

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

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (referred to as the FASB) issued Statement of Financial Accounting Standards (referred to as SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for the Company on January 1, 2002. This Statement superceded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and other related accounting guidance. The adoption of this new standard had no effect on the results of operations, financial condition or cash flows of the Company, except that it required the Company to treat NTL Australia as a discontinued operation beginning in the first quarter of 2002.

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

Upon the adoption of SFAS No. 142, the Company performed an analysis of its intangible assets acquired before July 1, 2001 to determine whether they should be classified and accounted for as part of or separate from goodwill. The Company reclassified the carrying value of workforce in place included in other intangibles to goodwill. The Company determined that license acquisition costs and customer lists should continue to be classified separate from goodwill. The Company determined that license acquisition costs would no longer be subject to amortization since they are deemed to have an indefinite useful life. The Company also determined that no changes in the remaining useful lives of the customer lists were required.

The Company also performed an evaluation for impairment of its goodwill and license acquisition costs as of January 1, 2002 and determined that no impairment charge was required. The Company’s next evaluation of impairment will be the annual test as of October 1, 2002, unless there are new indicators of impairment.

Estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2001 is as follows: $128.4 million in 2002, $127.2 million in 2003, $79.3 million in 2004, $41.9 million in 2005 and $34.1 million in 2006.

The following table shows the Company’s loss from continuing operations as adjusted for the adoption of SFAS No. 142, had SFAS No. 142 been in effect on January 1, 2001 (unaudited) (in millions).

	Six Months Ended June 30,

	2002	2001

(Loss) from continuing operations – as reported	$(1,096.3)	$(2,047.9)

Amortization of:

Goodwill	–	757.7

License acquisition costs	–	35.3

Other	–	1.0

	–	794.0

(Loss) from continuing operations – as adjusted	$(1,096.3)	$(1,253.9)

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries

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

In 2001, the Company entered into interest rate swaps, with a notional amount of £100.0 million, to hedge exposure to the floating rate indebtedness incurred under the NTLCL £200.0 Term Facility. In March 2002, these swaps were sold, and the Company received cash of £0.2 million.

At June 30, 2002, the Company had zero cost collars, with a notional amount of CHF 1,200.0 million, to hedge exposure to the floating interest rate indebtedness incurred under the Cablecom term loan facility and revolving loan facility.

The following table provides information about the Company’s long-term fixed and floating interest rate debt and derivative financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries

	Six
	Months	Year	Year	Year	Year	Year
	Ending	Ending	Ending	Ending	Ending	Ending
	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07

Long-Term Debt Including Current Portion

U.S. Dollars

Fixed Rate	–	–	$285.1	$808.8	$1,050.0	$820.5

Average Interest Rate			13.25%	12.09%	11.50%	10.38%

U.K. Pound

Fixed Rate	–	–	–	–	–	–

Average Interest Rate

Average Forward Exchange Rate

Euro

Fixed Rate	–	–	–	–	€250.0	–

Average Interest Rate					9.25%

Average Forward Exchange Rate					.9085

U.K. Pound

Variable Rate	–	–	£90.0	£2,494.8	£408.3	–

			LIBOR	LIBOR	LIBOR

Average Interest Rate			plus 2.0%	plus 2.0%	plus 6.0%

Average Forward Exchange Rate			1.4294	1.4269	1.4282

U.K. Pound

Variable Rate	–	–	–	–	£20.0	£40.0

					LIBOR	LIBOR

Average Interest Rate					plus 3.5%	plus 3.5%

Average Forward Exchange Rate					1.4282	1.4320

CHF

Variable Rate	–	CHF3,755.0

Average Interest Rate		Swiss LIBOR

		plus 2.5%

Average Forward Exchange Rate		.6305

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Fair
			Value
	Thereafter	Total	06/30/02

Long-Term Debt Including Current Portion

U.S. Dollars

Fixed Rate	$6,342.1	$9,306.5	$3,100.4

Average Interest Rate	8.87%

U.K. Pound

Fixed Rate	£890.0	£890.0	£329.7

Average Interest Rate	10.09%

Average Forward Exchange Rate	1.4376

Euro

Fixed Rate	€860.0	€1,110.0	€345.3

Average Interest Rate	11.14%

Average Forward Exchange Rate	.9181

U.K. Pound

Variable Rate	–	£2,993.1	£2,993.1

Average Interest Rate

Average Forward Exchange Rate

U.K. Pound

Variable Rate	£140.0	£200.0	£200.0

	LIBOR

Average Interest Rate	plus 3.5%

Average Forward Exchange Rate	1.4376

CHF

Variable Rate		CHF3,755.0	CHF3,755.0

Average Interest Rate

Average Forward Exchange Rate

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries

	Six
	Months	Year	Year	Year	Year	Year
	Ending	Ending	Ending	Ending	Ending	Ending
	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07

Interest Rate Derivative Financial Instruments Related to Long-Term Debt

Interest Rate Swaps

Notional CHF Amount	CHF1,200.0	CHF1,200.0	CHF1,200.0	–	–	–

Average Floor Strike Rate	3.27%	3.27%	3.27%

Average Cap Strike Rate	5.15%	5.15%	5.15%

[Additional columns below]

[Continued from above table, first column(s) repeated]

Fair
Value
	Thereafter	Total	06/30/02

Interest Rate Derivative Financial Instruments Related to Long-Term Debt

Interest Rate Swaps

Notional CHF Amount	–	CHF1,200.0	CHF(35.0)

Average Floor Strike Rate

Average Cap Strike Rate

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries

Risk Factors

We currently have limited liquidity. If NTL is unable to successfully implement a recapitalization, there is substantial doubt about our ability to continue as a going concern.

We have limited liquidity. NTL does not currently have access to its historic sources of liquidity in the capital markets and NTL’s credit facilities are either fully drawn or we are currently unable to access remaining undrawn amounts. As a consequence, NTL needs to restructure its outstanding debt and/or raise new funds. On May 8, 2002 NTL Incorporated and five of its subsidiaries filed a pre-arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code. On May 24, 2002, NTL filed an amended plan, which sets forth the joint reorganization plan, subject to court approval, to which NTL, an unofficial committee of its public bondholders and France Telecom, a significant holder of NTL Incorporated’s preferred stock, have agreed in principle. On July 15, 2002, NTL Incorporated and its debtor subsidiaries filed an amended disclosure statement and a second amended joint reorganization plan which has been distributed to stakeholders of the Company. A steering committee of the lending banks under NTL’s credit facilities has given its agreement in principle (on a non-legally binding basis) to the terms of the proposed plan of reorganization. However, the proposed plan of reorganization remains subject to a favorable vote of NTL’s impaired creditors and bankruptcy court approval. NTL may also face the possibility of insolvency proceedings in the UK or elsewhere.

The successful implementation of the proposed recapitalization plan is not assured as it will require the support of NTL’s creditors and preferred stockholders as well as other conditions including Court approval.

The completion of the proposed recapitalization contemplated by the agreement in principle with the unofficial bondholder committee will require support from NTL’s creditors and holders of NTL Incorporated’s preferred stock, including France Telecom. The proposed recapitalization plan will be implemented pursuant to the Chapter 11 reorganization plan, once confirmed and consummated. Consummation of the proposed recapitalization plan will require a favorable vote by impaired classes of creditors, satisfaction of bankruptcy law requirements and confirmation by the Bankruptcy Court, which, as a court of equity, may exercise substantial discretion and choose not to confirm the proposed recapitalization plan. Even if such a plan receives the necessary support from many classes of NTL’s creditors, there can be no assurance that it will be completed. If a protracted reorganization were to occur, or a liquidation would be necessary, there is a risk that the value of NTL would be eroded to the detriment of some or all NTL stakeholders.

NTL is in default under its credit facilities.

Before NTL could commence negotiations with the unofficial committee of its bondholders NTL needed to obtain waivers from the lenders under our credit facilities. These lenders granted waivers which, until April 30, 2002 in the case of the UK credit facilities, or May 14, 2002 in the case of the Cablecom facility, provided that NTL’s commencement of negotiations with bondholders with a view to rescheduling of its debt would not constitute an event of default under its credit facilities.

The UK credit facilities waivers terminated on April 29, 2002, as a result of which, there was an event of default under each of our credit facilities with respect to the missed interest payments on April 1, 2002. In addition, the voluntary filings under Chapter 11 of the United States Bankruptcy Code constituted an event of default under the UK credit facilities and the Cablecom credit facility. These events of default entitle the lenders under NTL’s credit facilities to accelerate repayment. NTL does not have sufficient cash resources to repay its outstanding indebtedness if it is declared immediately due and payable. In addition, the lenders could also seek to take control over the assets over which they hold security. Although a steering committee of the lenders has agreed in principle (on a non-legally binding basis) to the proposed recapitalization, there can be no assurance that they will not take such actions.

NTL did not pay interest due on some of its outstanding notes and does not plan to make future interest payments on most of the currently outstanding notes.

NTL Incorporated, NTL (Delaware), Inc. and NTL Communications Corp. did not make scheduled interest payments and payments of related fees since prior to April 1, 2002. Upon emerging from Chapter 11 proceedings, NTL intends to make any required interest payments on the notes of Diamond Holdings. In accordance with the

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries

proposed recapitalization plan, NTL does not plan to make future interest payments on its currently outstanding publicly traded notes except notes issued by NTL Triangle and, upon emergence from Chapter 11 proceedings, Diamond Holdings Limited.

As a result of these payment defaults and as a result of NTL’s Chapter 11 bankruptcy filings, there is currently an event of default in respect of all of NTL’s publicly traded notes other than the notes issued by NTL Triangle. As a result of the Chapter 11 filings, this debt is immediately due and payable.

NTL has no current availability to borrow under its existing credit facilities.

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

It is likely NTL will lose its net operating loss carryforwards for U.S. income tax purposes in connection with the proposed recapitalization plan.

A restructuring of NTL’s debt can be expected to give to rise to cancellation of indebtedness (“COD”), which if it occurs in the course of a proceeding pursuant to Chapter 11 of the United States Bankruptcy Code, would be non-taxable. If the COD is non-taxable, NTL will be required to reduce net operating loss carryforwards and other attributes such as capital loss carryforwards and tax basis in assets by an amount equal to the non-recognized COD. As a result, it is likely that as a result of the successful completion of the proposed plan of recapitalization, NTL will have no U.S. net operating loss carryforwards.

Uncertainty over NTL’s financial condition may harm our business and our brand name.

Adverse publicity or news coverage regarding NTL’s financial condition, the Chapter 11 bankruptcy filings and potential outcomes of the recapitalization process could have an adverse effect on parts of NTL’s business. Similarly, negative press about the financial condition of other cable and pay television operations and alternative telecom carriers in general may effect our reputation. For example, one of our key strategies is to increase our penetration of higher value small to medium size enterprises, or SMEs, and provide increased retail services of bundled voice, data and Internet services for SMEs. However, due to the negative publicity surrounding our financial condition and the potential effect of that publicity on our brand name, we may find it difficult to convince SMEs to take up our services. Even if we successfully complete the recapitalization process, there is no assurance that it will not adversely impact our results of operations or have a long-term effect on our brand.

In addition, this uncertainty may adversely affect relationships with suppliers. If suppliers become increasingly concerned about NTL’s financial condition they may demand quicker payment terms or not extend normal trade credit, both of which could further adversely affect our working capital position. We may not be successful in obtaining alternative suppliers if the need arises and this would adversely affect our results of operations.

The recapitalization process has required significant time and resources of NTL’s directors and senior managers, which could adversely affect the operation of the business.

NTL’s senior managers and directors have needed to spend significant amounts of their time dealing with the negotiations with bondholders, bank lenders and other stakeholders in connection with the recapitalization process and it is likely that they will continue to devote significant amounts of their time to this process for the foreseeable future. This has diverted their time and resources from managing the operations of NTL’s business. If our senior managers and directors continue to spend significant amounts of their time in connection with the recapitalization process, this may have a negative impact on our operations.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries

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

NTL has significantly decreased the amount of spending on capital expenditures due to liquidity constraints. As a result, we will be unable to increase subscriber numbers in the short term and revenue may be adversely affected. The decrease in capital expenditure is the result of our need to divert increasing amounts of our financial resources to service our debt. The decrease in capital spending is in line with our current strategy of maximizing revenue from our existing customers rather than increasing our customer base. In NTL’s consumer business in the UK, we expect subscriber numbers to decrease in 2002. The revenue we expect to result from our capital expenditure is long-term in nature. The reduction in capital expenditures for connecting new subscribers to our network will likely lead to a decrease in the rate of revenue growth in the future. Difficulties in obtaining additional funding will likely hamper our ability to connect new subscribers to our network and increase our revenue.

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

In order to reduce churn in the future, we aim to improve our customer service. This improvement will be difficult to obtain without an integrated billing system and a customer database across our entire network. We do not as yet have an integrated billing and operational platform.

Our ability to reduce churn could also be adversely affected by the successful launch of digital terrestrial television by BskyB and the BBC, who have recently successfully applied for licenses to furnish such a service.

Another part of our strategy to reduce churn is an increased take up of broadband services by our existing customers. If this increased level of take up does not materialize we may have difficulties in reducing churn levels, thereby adversely impacting our results of operations.

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

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries

NTL Incorporated has granted substantial governance and economic rights in connection with the France Telecom investment and has entered into transactions with France Telecom that may impact us and a stockholder’s investment in NTL Incorporated.

NTL Incorporated has granted rights to France Telecom, including the right to appoint directors, preemptive rights and the right to veto some significant corporate transactions. Exercise by France Telecom of some or all of such rights may impact us, including our ability to effect a consensual recapitalization, or the value of NTL Incorporated’s stock held by persons other than France Telecom. France Telecom is a holder of NTL Incorporated’s cumulative convertible preferred stock, Series A, which allows the holders other than commercial banks and their affiliates to exchange such stock for stock of an entity holding up to 50% of Cablecom. France Telecom has agreed in principle to the proposed recapitalization.

The companies in which NTL holds minority investments in continental Europe may require additional financing to complete their network rollouts — their ability to obtain such financing will depend on their ability to access the capital markets and the value of our investment could be reduced or diluted.

NTL holds, directly and indirectly, minority investments in broadband cable operations in Germany, France and Sweden. Each of those companies may require substantial amounts of additional capital to complete their network rollouts and upgrades and their ability to obtain that financing will depend, in part, on their ability to access the capital markets. The ability of those companies to access the capital markets will be subject not only to the performance of their business and prospects, but to conditions in the capital markets generally. If those companies cannot complete their planned expansions and upgrades for any reason, the value of NTL’s investments could be reduced. If those companies issue equity securities, it is likely that NTL will not be able to participate which could lead to substantial dilution of the value of these investments to NTL.

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

Another company in which NTL holds an investment, iesy Holdings GmbH, formerly known as eKabel Holdings GmbH, the cable network in the Hessen province of Germany (which includes Frankfurt), has recently retained advisors to assist it in a restructuring of its outstanding indebtedness. There can be no assurance that iesy will successfully achieve a restructuring. If a restructuring is not successfully achieved, it will likely have a negative impact on the value of NTL’s investment in iesy.

We are dependent upon a small number of key personnel.

A small number of key executive officers manage NTL’s businesses. The loss of one or more of these executive officers could have a material adverse effect on us. We believe that our future success will depend in large part on our continued ability to attract and retain highly skilled and qualified personnel. We have not entered into written employment contracts or non-compete agreements with, nor have we obtained life insurance policies covering many key executive officers.

Our principal businesses are subject to government regulation, including pricing regulation, and changes in current regulations may adversely affect us.

NTL’s principal business activities in the UK, the Republic of Ireland and Switzerland and the activities of the companies in which NTL has investments in Germany, France and Sweden are regulated and supervised by various governmental bodies. Changes in laws, regulations or governmental policy or the interpretations of those laws or

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries

regulations affecting our activities and those of our competitors, such as licensing requirements, changes in price regulation and deregulation of interconnection arrangements, could have a material adverse effect on us.

NTL is also subject to regulatory initiatives of the European Commission. Changes in EU Directives may reduce our range of programming and increase the costs of purchasing television programming or require us to provide access to our cable network infrastructure to other service providers, which could have a material adverse effect on us.

The telecommunications industry is subject to rapid technological changes and we cannot predict the effect of any changes on our businesses.

The telecommunications industry is subject to rapid and significant changes in technology and the effect of technological changes on our businesses cannot be predicted. Our core offerings may become outdated due to technological breakthroughs rendering our products out of date. In addition, NTL’s business plan contemplates the introduction of services using new technologies. Cablecom and the operations in which NTL has an interest in France, Germany and Sweden intend to introduce voice over Internet protocol, or VoIP, voice telephony services across their networks. Customer demand for this service is uncertain as customers may not readily switch from their current telephony service, especially if the quality of the service is not or is perceived not to be comparable to other telephony services. Similarly, NTL’s investments in other new services such as those related to the 3G mobile network may prove premature and we may not realize anticipated returns on these new products. The cost of implementation for emerging and future technologies could be significant, and NTL’s ability to fund such implementation may depend on NTL’s ability to obtain additional financing. We cannot be certain that NTL would be successful in obtaining any additional financing required.

We do not insure the underground portion of our cable network.

NTL obtains insurance of the type and in the amounts that we believe are customary for similar companies. Consistent with this practice, NTL does not insure the underground portion of our cable network. Substantially all of our cable network is constructed underground. Any catastrophe that affects our underground cable network could result in substantial uninsured losses.

We are subject to currency risk because we obtain a substantial amount of financing in U.S. dollars and Euro but generally generate revenues and incur expenses in other currencies.

NTL encounters currency exchange rate risks because NTL generates revenues and incur construction and operating expenses in other currencies, primarily in pounds sterling while NTL pays interest and principal obligations with respect to most of its existing indebtedness in U.S. dollars and Euro. We cannot assure you that the hedging transactions NTL has entered into or any other hedging transactions NTL might enter into will be successful or that shifts in the currency exchange rates will not have a material adverse effect on us. For example, to the extent that the pound sterling declines in value against the U.S. dollar and, to a lesser extent, the Euro, and NTL has not fully hedged against such declines, the effective cost of servicing NTL’s U.S. dollar and Euro debt will be higher and will incur currency losses.

The Company, NTL Incorporated, NTL Communications Corp., the Diamond companies and NTL Triangle are holding companies that are dependent upon receipt of sufficient funds from their subsidiaries or parent companies to meet their obligations — their ability to access that cash flow may be limited in some circumstances.

NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications, Diamond Holdings and NTL Triangle are holding companies with no independent operations or significant assets other than investments in and advances to their respective subsidiaries and affiliated joint ventures. Each of these companies depends upon the receipt of sufficient funds from their subsidiaries or their respective parent companies to meet their respective obligations. The terms of existing indebtedness of their respective subsidiaries and the laws of the jurisdictions under which those subsidiaries are organized generally limit the payment of dividends, loan repayments and other distributions to them, subject in some cases to exceptions that allow them to service indebtedness in the absence of specified defaults.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries

Defense of putative class action suits filed against NTL Incorporated and certain of its officers could have a negative impact on NTL’s businesses.

The putative class action lawsuits filed against NTL Incorporated and certain of its officers which were commenced by seven of its purported shareholders, on behalf of certain purchasers of NTL Incorporated’s securities may have a negative impact on its results of operations and business. Three of these lawsuits have been voluntarily dismissed with respect to NTL Incorporated because they were filed subsequent to the commencement of NTL’s Chapter 11 cases. The claims arising out of the remaining suits against NTL Incorporated will be discharged under the Bankruptcy Code if the proposed recapitalization plan is confirmed by the Bankruptcy Court. The claims arising out of the suits against the individual officers remain and will not be discharged under the Bankruptcy Code if the recapitalization plan is confirmed, but may be released pursuant to the terms of the plan itself. If, for any reason, the claims against these officers are not released under the plan, defense of such suits may divert the officers’ time and resources from managing the operations of NTL’s business. If these officers spend significant amounts of time defending these lawsuits, there may be a negative impact on results of operations and business.

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

Other Material Defaults in respect of the Cablecom Credit Facility

During the six months ended June 30, 2002, there were a number of technical defaults under the Cablecom credit facility. In addition, as of December 31, 2001, Cablecom’s and various of its subsidiaries’ liabilities exceeded their respective assets. As a consequence, under Swiss law, those entities were deemed to be “overindebted”. This also constituted an event of default under the Cablecom credit facility which entitled the lenders to accelerate repayment. Under Swiss law, unless the overindebtedness was rectified, those entities would have been required to commence an insolvency proceeding in Switzerland.

The problem of overindebtedness was resolved on June 26 and June 27, 2002 in certain of the overindebted subsidiaries when they were merged into Cablecom and other members of the Cablecom group. The remaining overindebted subsidiaries were not merged but the overindebtedness issue was resolved in those subsidiaries by way

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries

of subordination agreements which obviated any requirement to institute insolvency proceedings in respect of these companies.

At the end of April 2002 the defaults subsisting at that time were remedied or were waived by the restatement of the credit agreement and the grant of a waiver letter. However, conditions subsequent such as the grant of new security and the deposit of share certificates relating to minority shareholdings pledged to the banks were imposed by these documents and other new finance documents executed pursuant to the restatement.

Since the end of April 2002 the following defaults have occurred under the Cablecom finance documents: (1) The indentures issued by NTL (Delaware), Inc. and NTL Incorporated have become payable and have not been paid; (2) NTL (Delaware), Inc. has commenced negotiations with its creditors with a view to the general rescheduling of its indebtedness and has commenced proceedings under Chapter 11 of the United States Bankruptcy Code pursuant to which it intends to reorganize its debt; (3) NTL (Delaware), Inc. has liabilities which exceed the value of its assets and is unable to pay its debts as they fall due; (4) Cablecom was unable to satisfy the conditions to allow it to rollover revolving advances maturing in early July 2002. The revolving advances remained unpaid for several days until Cablecom was able to obtain the consent of the banks to waive the conditions to their rollover; (5) Certain of the conditions subsequent imposed by the restated credit agreement, the waiver letter and other finance documents executed pursuant to the restated credit agreement have yet to be fulfilled.

The outstanding defaults under the Cablecom finance documents entitle the facility agent to demand repayment of the loan and enforce the security granted to secure that loan. The facility agent has a discretion to take those steps and can be compelled to take those steps by a group of banks holding at least 66-2/3% in aggregate of the loan.

Future developments in Cablecom’s business, as well as external factors, could result in a reemergence of the over indebtedness issue under Swiss law.

Missed Interest Payments on NTL’s Public Bonds

As a result of the missed interest payments not cured within the 30 day grace period with respect to certain of NTL’s publicly traded bonds (described below), as of May 1, 2002, there was an event of default under the UK credit facilities and as of May 16, 2002, there was an event of default under the Cablecom credit facility.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries

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

DEFAULTS ON HIGH YIELD AND CONVERTIBLE NOTES

Payment Defaults

NTL Incorporated and its subsidiaries did not make interest payment obligations under their existing indebtedness. NTL Incorporated and its subsidiaries did not make their scheduled interest payments on the respective due dates as follows:

April 1, 2002:
NTL Communications Corp.	9-1/2% notes due 2008	$8.6 million
NTL Communications Corp.	11-1/2% notes due 2008	$35.9 million
NTL Communications Corp.	11-7/8% noted due 2010	$29.7 million
	Total	$74.2 million

April 15, 2002:
NTL Communications Corp.	12-3/4% notes due 2005	$17.7 million
NTL Incorporated (NTL (Delaware), Inc., co-obligor)	5-3/4% notes due 2011	$2.5 million
	Total	$20.2 million

May 15, 2002:
NTL Communications Corp.	9-1/4% notes due 2006	$10.5 million
NTL Communications Corp.	6-3/4% notes due 2008	$38.8 million
NTL Communications Corp.	9-7/8% notes due 2009	$15.7 million
	Total	$65.0 million

June 15, 2002:
Diamond Cable
Communications Limited	11-3/4% notes due 2005	$31.2 million
NTL Communications Corp.	7% notes due 2008	$17.1 million
NTL (Delaware), Inc.	5-3/4% notes due 2009	$34.5 million
	Total	$82.8 million

July 15, 2002:
NTL Incorporated (NTL (Delaware), Inc., co-obligor	5-3/4% notes due 2011	$2.5 million

August 1, 2002:
NTL Communications Corp.	11-1/2% notes due 2006	$60.4 million
NTL Communications Corp.	12-3/8% notes due 2008	$18.3 million
Diamond Holdings Limited	10% notes due 2008	$10.5 million
Diamond Holdings Limited	9-1/8% notes due 2008	$5.0 million
	Total	$94.2 million

August 15, 2002
NTL Communications Corp.	10% notes due 2007	$20.0 million
Diamond Cable Communications Limited	10-3/4% notes due 2007	$22.6 million
	Total	$42.6 million

In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its outstanding publicly traded notes except notes issued by NTL Triangle and, upon emergence from Chapter 11 proceedings, Diamond Holdings Limited.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries

If the applicable issuer does not pay interest on these notes after a 30 day grace period expires there is an event of default under the indenture in respect of the notes on which the interest is due and unpaid. Therefore, there was an event of default for failure to pay interest on May 1, 2002 under the indentures relating to the missed interest payments due April 1, 2002 and on May 16, 2002, under the indentures relating to the missed interest payments due April 15, 2002. As a result, cross defaults occurred under the NTL’s other indentures at NTL Communications Corp., NTL (Delaware), Inc. NTL Incorporated and under the NTL’s UK credit facilities and the Cablecom credit facility.

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

AGGREGATE AMOUNT OF DEFAULTS

Interest

As a result of the events of default described above, as of May 8, 2002, the date of the Chapter 11 filings:

•	NTL Incorporated (and NTL (Delaware), Inc. co-obligor) are in default in respect of $2.5 million of interest payments in respect of its 5 3/4% notes due 2011, including interest accrued on such missed interest payment up to May 8, 2002, and

•	NTL Communications Corp. is in default in respect of an aggregate of $92.9 million of interest payments in respect of its 9 1/2% notes due 2008, 11 1/2% notes due 2008, 11 7/8% notes due 2010 and 12 3/4% notes due 2005 , including interest accrued on such missed interest payments up to May 8, 2002.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries

Principal

As a consequence of the Chapter 11 filings on May 8, 2002, all amounts outstanding under the indentures governing the high yield and convertible debt of the entities having commenced Chapter 11 cases automatically became immediately due and payable. However, the automatic stay of Section 362 of the United States Bankruptcy Code serves to prevent the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the bankruptcy court. As a result of the default and acceleration resulting from the Chapter 11 filing, as of June 30, 2002:

•	NTL Incorporated (and NTL (Delaware), Inc. co-obligor) are in default in respect of an aggregate of $100.0 million in principal amount of debt;

•	NTL (Delaware), Inc. is in default in respect of an aggregate of $1,200.0 million in principal amount of debt;

•	NTL Communications Corp. is in default in respect of an aggregate of $8,173.2 million in principal amount of debt; and

•	Diamond Cable Communications and Diamond Holdings are in default in respect of an aggregate of $1,552.4 million in principal amount of debt.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

99.1 Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

During the quarter ended June 30, 2002, the Company filed the following Current Reports on Form 8-K:

(i)	Report dated May 8, 2002, reporting under Item 3, Bankruptcy or Receivership, that NTL Incorporated and certain subsidiaries filed a voluntary petition for its previously announced prearranged joint plan of reorganization under Chapter 11.

(ii)	Report dated May 24, 2002 reporting under Item 5, Other Events, that NTL Incorporated and certain of its subsidiaries filed a disclosure statement and an amended joint reorganization plan with the Bankruptcy Court.

                      No financial statements were filed with this report.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTL (DELAWARE), INC.

Date: August 19, 2002	By:	/s/ Barclay Knapp Barclay Knapp President and Chief Executive Officer

Date: August 19, 2002	By:	/s/ Gregg N. Gorelick Gregg N. Gorelick Vice President-Controller (Principal Accounting Officer)